Form 10-Q
period 2022-09-30
PIMCO Capital Solutions BDC Corp.
filed 2022-11-14
CIK 1905824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01549

PIMCO Capital Solutions BDC Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-4705230
(State of incorporation)	(I.R.S. Employer
Identification No.)

650 Newport Center Drive

Newport Beach, CA 92660

(Address of principal executive offices)

(949) 720-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
—	—	—

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 25,387,884 shares of common stock, $0.001 par value per share, outstanding as of November 14, 2022.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

PIMCO Capital Solutions BDC Corp.

Consolidated Statement of Assets and Liabilities

As of September 30, 2022

(Amounts in thousands, except share and per share)

(Unaudited)

Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $334,944)	$323,478
Cash	633
Interest receivable	1,479
Receivable for investments sold	128
Organizational costs paid by Advisor	950
Deferred offering costs	15
Due from affiliate	2

Total Assets	$326,685

Liabilities
Payable for investments purchased	71,948
Accrued administration fee	97
Accrued organizational costs	1,010
Accrued offering costs	20
Directors fee reimbursement to Advisor	131
Other payable	116

Total Liabilities	$73,322

Commitments & Contingencies (Note 7)

Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 25,387,884 shares issued and outstanding	$25
Preferred shares, 1,000,000 shares authorized, 0 shares issued and outstanding	-
Paid-in-capital in excess of par	253,854
Distributable earnings (loss)	(516)

Total Net Assets	$253,363

Total Liabilities and Net Assets	$326,685

Net asset value per share	$9.98

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share)

(Unaudited)

	Three Months Ended September 30, 2022	June 10, 2022 (date of inception) to September 30, 2022
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$3,025	$3,161
Payment in-kind interest	1,624	1,633

Total investment income	$4,649	$4,794

Expenses
Management fee	$798	$806
Administration fee	97	97
Directors fee	131	131
Organizational costs	497	1,010
Offering costs	5	5
Other expenses	116	117

Total expenses	$1,644	$2,166

Less: waivers (Note 3)	(1,236)	(1,756)

Net expenses	408	410

Net investment income (loss)	$4,241	$4,384

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(22)	(22)

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(3,835)	(4,878)

Net realized and unrealized gains (losses)	(3,857)	(4,900)

Net Increase (Decrease) in Net Assets Resulting from Operations	$384	$(516)

Weighted average shares outstanding	25,387,884	20,894,719
Net Investment income (loss) per share (basic and diluted)	$0.17	$0.21
Earnings (loss) per share (basic and diluted)	$0.02	$(0.02)

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share and per share)

(Unaudited)

	Three Months Ended September 30, 2022	June 10, 2022 (date of inception) to September 30, 2022

Increase (Decrease) in Net Assets Resulting from Operations:
Operations
Net investment income	$4,241	$4,384
Net realized gain (loss)	(22)	(22)
Net change in unrealized appreciation (depreciation)	(3,835)	(4,878)

Net Increase (Decrease) in Net Assets Resulting from Operations	$384	$(516)

Capital Share Transactions
Issuance of common shares	$-	$253,879

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	-	253,879

Total Increase (Decrease) in Net Assets	$384	$253,363

Net Assets
Beginning of period	$252,979	$-

End of period	$253,363	$253,363

Capital Share Activity
Shares issued	-	25,387,884

Net Increase (Decrease) in Shares Outstanding	$-	$25,387,884

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.

Consolidated Statement of Cash Flows

(Amounts in thousands)

(Unaudited)

June 10, 2022 (date of inception) to September 30, 2022
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$(516)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(6,790)
Proceeds from sales of long-term securities	380
Purchases of short-term portfolio investments, net	(104,011)
Net change in unrealized (appreciation) depreciation on investments	4,878
Net realized gain (loss) on investments	22
Payment in-kind interest	(1,633)
Net (accretion) on investments	(628)
Paydown (gain)	(12)
Amortization of deferred offering costs	5
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,479)
(Increase) decrease in organizational costs paid by Advisor	(950)
(Increase) decrease in deferred offering costs	(20)
(Increase) decrease in due from affiliate	(2)
Increase (decrease) in accrued administration fee	97
Increase (decrease) in accrued organizational costs	1,010
Increase (decrease) in accrued offering costs	20
Increase (decrease) in directors fee reimbursement to Advisor	131
Increase (decrease) in other payable	116

Net cash provided by (used for) operating activities	$(109,382)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	$110,015

Net cash provided by (used for) financing activities	$110,015

Net increase (decrease) in cash	633

Cash, beginning of period	-

Cash, end of period	$633

Supplemental and Non-Cash Information:
Contributions of securities, at net fair value	143,864

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.

Consolidated Schedule of Investments as of September 30, 2022

(in thousands)

(Unaudited)

Investments (1)(2) Non-Controlled, Non-Affiliated Investments	Industry	Reference Rate Spread (5)	Interest Rate (6)	Maturity Date	Par Amount	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
AP Core Holdings II, LLC Term B-1 Loan	Entertainment	LIBOR + 5.500%	8.615%	09/01/2027	$3,733	$3,679	$3,471	1.37%
AP Core Holdings II, LLC Term B-2 Loan	Entertainment	LIBOR + 5.500%	8.615%	09/01/2027	3,458	3,407	3,215	1.27%
AssuredPartners, Inc. 2020 February Refinancing Term Loan	Brokerage	LIBOR + 3.500%	6.615%	02/12/2027	6,982	6,643	6,624	2.61%
Caesars Resort Collection, LLC Term B Loan	Gaming	LIBOR + 2.750%	5.865%	12/23/2024	5,706	5,606	5,584	2.20%
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan	Packaging	SOFR + 4.275%	7.309%	04/13/2029	6,983	6,676	6,606	2.62%
Cornerstone Building Brands, Inc. Tranche B Term Loan (3)	Building Materials	LIBOR + 3.250%	6.068%	04/12/2028	4,848	4,788	4,010	1.58%
Endurance International Group Holdings, Inc. Initial Term Loan	Technology	LIBOR + 3.500%	6.185%	02/10/2028	6,982	6,606	5,935	2.34%
LBM Acquisition, LLC Initial Term Loan	Retailers	LIBOR + 3.750%	7.121%	12/17/2027	4,736	4,693	4,157	1.64%
Mavenir Systems, Inc. Initial Term Loan (3)(4)	Technology	LIBOR + 4.750%	7.711%	08/18/2028	9,950	9,855	8,607	3.40%
McAfee Corp. Term Loan	Technology	SOFR + 3.850%	6.362%	03/01/2029	6,983	6,599	6,388	2.52%
Milano Acquisition Corp. Term B Loan	Pharmaceuticals	LIBOR + 4.000%	7.674%	10/01/2027	4,913	4,865	4,694	1.85%
Peraton Corp. Term B Loan	Technology	LIBOR + 3.750%	6.865%	02/01/2028	3,095	3,080	2,941	1.16%
PetSmart LLC Initial Term Loan	Retailers	LIBOR + 3.750%	6.870%	02/11/2028	7,000	6,692	6,649	2.62%
Planview Parent, Inc. Closing Date Term Loan	Technology	LIBOR + 4.000%	7.674%	12/17/2027	6,982	6,811	6,651	2.63%
PLNTF Holdings, LLC Initial Term Loan (4)	Entertainment	LIBOR + 8.000%	11.602%	03/22/2026	11,259	11,045	10,808	4.27%
Polaris Newco, LLC Dollar Term Loan	Technology	LIBOR + 4.000%	7.674%	06/02/2028	6,982	6,749	6,462	2.55%
Rising Tide Holdings, Inc. Initial Term Loan	Retailers	LIBOR + 4.750%	7.865%	06/01/2028	9,875	9,779	8,478	3.35%
Sophia, L.P. Term Loan B	Technology	LIBOR + 3.500%	7.174%	10/07/2027	6,982	6,740	6,729	2.66%
Team Health Holdings, Inc. Non-Extended Term Loan	Healthcare	LIBOR + 2.750%	5.865%	02/06/2024	6,982	6,440	6,414	2.53%
TMX Finance LLC Loan (4)	Financial Other	LIBOR + 6.750%	9.320%	12/27/2022	11,000	10,965	11,000	4.34%
U.S. Foods, Inc. (aka U.S. Foodservice, Inc.) Incremental B-2019 Term Loan	Food and Beverage	LIBOR + 2.000%	5.115%	09/13/2026	6,982	6,805	6,795	2.68%
U.S. Renal Care, Inc. Initial Term Loan	Healthcare	LIBOR + 5.000%	7.563%	06/26/2026	1,896	1,860	1,378	0.54%
Univision Communications Inc. Initial Term Loan	Broadcasting	LIBOR + 3.250%	6.365%	01/31/2029	6,982	6,785	6,697	2.64%
Victoria’s Secret & Co. Initial Term Loan (3)	Retailers	LIBOR + 3.250%	6.394%	08/02/2028	2,916	2,888	2,737	1.08%

Total First Lien Secured						150,056	143,030	56.45%

Second Lien Senior Secured
Altar BidCo, Inc. Initial Term Loan	Technology	SOFR + 5.600%	7.355%	02/01/2030	2,900	2,873	2,571	1.01%
KKR Apple Bidco, LLC Initial Term Loan	Aviation Services	LIBOR + 5.750%	8.865%	09/21/2029	1,200	1,194	1,154	0.46%
Rising Tide Holdings, Inc. Initial Term Loan (4)	Retailers	LIBOR + 8.250%	11.365%	06/01/2029	21,500	19,801	16,985	6.70%

Total Second Lien Secured						23,868	20,710	8.17%

Senior Unsecured
LEAF Home Solutions Note PIK (4)	Consumer Services	N/A	12.000%	02/26/2027	28,689	28,489	28,291	11.17%

Total Senior Unsecured						28,489	28,291	11.17%

Total Debt Investments						202,413	192,031	75.79%

Corporate Bonds
Rivian Holdings/Auto LLC 144A (3)	Automotive	LIBOR + 5.625%	7.177%	10/15/2026	28,601	28,120	27,028	10.67%

Total Corporate Bonds						28,120	27,028	10.67%

Short-Term Investments
Commercial Paper
Federal Home Loan Discount Commercial Paper Note		N/A	0.40%	10/03/2022	40,100	40,094	40,100	15.83%

Total Commercial Paper						40,094	40,100	15.83%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.

Consolidated Schedule of Investments as of September 30, 2022

(in thousands)

(Unaudited)

Investments (1)(2) Non-Controlled, Non-Affiliated Investments	Industry	Reference Rate Spread (5)	Interest Rate (6)	Maturity Date	Par Amount	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill		N/A	1.17%	10/06/2022	$44,300	$44,287	$44,291	17.48%
U.S. Treasury Bill		N/A	2.65%	11/17/2022	19,400	19,334	19,332	7.63%
U.S. Treasury Bill		N/A	2.86%	12/08/2022	700	696	696	0.27%

Total U.S. Treasury Bills						64,317	64,319	25.38%

Total Short-Term Investments						104,411	104,419	41.21%

Total Non-Controlled, Non-Affiliated Investments						$334,944	$323,478	127.67%

Total Investments						$334,944	$323,478	127.67%

(1)	All investments are U.S. domiciled.
(2)	All debt investments are income-producing, unless otherwise noted.
(3)

The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 16.7% of the Company’s total net assets calculated in accordance with the 1940 Act.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.
(5)

Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate (“LIBOR”) and/or the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of September 30, 2022, the reference rates for the floating rate loans were the 1 Month LIBOR of 3.14%, 3 Month LIBOR of 3.75%, 1 Month SOFR of 3.04% and 3 Month SOFR of 3.59%.

(6)	Interest rates on short-term investments are annualized.

PIK Payment in-Kind

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

1. Organization

PIMCO Capital Solutions BDC Corp. (collectively with its consolidated subsidiaries, the “Company,” “we,” “our,” and “us”), is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on July 11, 2022. The Company was incorporated under the laws of the state of Delaware on December 23, 2021. In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company intends to provide investors with access to a diversified portfolio composed primarily of floating rate, performing senior loans with upside investments in sponsor-backed, U.S. middle-market companies. Pacific Investment Management Company LLC (“PIMCO” or the “Advisor”) serves as the Company’s external investment advisor pursuant to an investment management agreement (the “Advisory Agreement”). PIMCO is an investment advisor registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). PIMCO also serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

The Company is conducting private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase Shares (as defined below) pursuant to a subscription agreement (“Subscription Agreement”) entered into with the Company or PIMCO Capital Solutions US Feeder LP, a feeder fund established by the Advisor to invest in Shares of the Company (“Feeder Fund”). The Company is a perpetual-life investment vehicle, without a fixed termination date or commitment period. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a capital draw-down notice to its investors. The Company entered into an initial subscription agreement on June 9, 2022, received capital contributions on June 10, 2022 (date of inception), and commenced investment operations on June 30, 2022.

The initial meeting of the Board of Directors (the “Board”) of the Company was held on June 22, 2022. There were no operations prior to June 10, 2022 (date of inception). Effective June 10, 2022, affiliated entities of the Advisor (the “PIMCO Entities”) indirectly contributed $15 (amount in thousands) of capital to the Company by investing in interests of the Feeder Fund. In exchange for this contribution, the PIMCO Entities, through their interest in the Feeder Fund, each indirectly received common stock of the Company, par value $0.001 (“Shares”). On June 29, 2022, the PIMCO Entities made an additional capital contribution and, pursuant to Transfer Agreements entered into on June 30, 2022, the PIMCO Entities contributed additional assets to the Company with a fair market value of $143,864 and unrealized loss of $6,588 (amounts in thousands). As a result of these foregoing transactions, the Company issued and sold a total of 25,387,884 Shares at an aggregate purchase price of $253,879 (amount in thousands).

As of September 30, 2022, the Company had total Capital Commitments of $253,879 (amount in thousands), of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

The Company’s fiscal year ends December 31.

2. Significant Accounting Policies

Basis of Accounting

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein. The functional and reporting currency for the Company is the U.S. dollar.

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Emerald CS LLC, Ruby CS LLC, Amber CS LLC, Citrine CS LLC, Diamond CS LLC, Opal CS LLC, Quartz CS LLC, Jade CS LLC, Pearl CS LLC, Sapphire CS LLC and Topaz CS LLC. All material intercompany transactions are eliminated in consolidation.

Fair Value of Investments

The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Revenue Recognition

Securities transactions are recorded as of the trade date for financial reporting purposes. Securities purchased or sold on a when-issued or delayed-delivery basis may be settled 15 days or more after the trade date. Realized gains and losses from securities sold are recorded on the identified cost basis. Dividend income is recorded on the ex-dividend date, except certain dividends from foreign securities where the ex-dividend date may have passed, which are recorded as soon as the Company is informed of the dividend. Estimated tax liabilities on certain foreign securities are recorded on an accrual basis and are reflected as components of interest income or net change in unrealized appreciation/depreciation on investments on the Consolidated Statements of Operations, as appropriate. Tax liabilities realized as a result of such security sales are reflected as a component of net realized gain (loss) on investments on the Consolidated Statements of Operations. Paydown gains and losses on asset-backed securities are recorded as components of interest income on the Consolidated Statements of Operations.

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivable when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest and principal payments or when collectability of interest is probable.

All costs associated with consummated investments are included in the cost of such investments. Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of “Other” expense on the Consolidated Statements of Operations.

Interest income and interest expense are recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received or applied to principal depending upon management’s judgement. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Company and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.

Paydown gains and losses on investments in debt instruments are reported in “Interest” income on the Consolidated Statements of Operations. The Company records dividend income from private securities pursuant to the terms of the respective investments.

The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Company on an ongoing basis. These fees and any other income are recognized as earned as a component of “Other” income on the Consolidated Statements of Operations.

The Company compensates each of its Independent Directors for their services. Their compensation is included in “Directors” fee on the Consolidated Statements of Operations. The Independent Directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each meeting. These expenses incurred, along with valuation, insurance, filing, research, subscriptions and other costs, are included as components of “Other” expense on the Consolidated Statements of Operations.

Payment In-Kind Interest

The Company may have investments that contain Payment-In-Kind (“PIK”) provisions. PIK income, computed at the contractual rate specified in the Company investment agreement, is added to the principal balance of the investment and recorded as Payment in-kind interest on the Consolidated Statements of Operations. The Company prospectively ceases recognition of PIK income and the associated principal balance if such amounts and balances are deemed to be doubtful of collection. For investments with PIK income, the Company calculates income accruals based on the principal balance including any PIK.

Organizational Costs

Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of September 30, 2022, $950 (amount in thousands) was recoverable by the Investment Advisor for organizational expenses paid on the Company’s behalf and is recorded as “Organizational costs paid by Advisor” on the Consolidated Statement of Assets and Liabilities.

Offering Costs

Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of September 30, 2022, $15 (amount in thousands) was recoverable by the Investment Advisor for offering costs paid on the Company’s behalf and is recorded as “Deferred offering costs” on the Consolidated Statement of Assets and Liabilities.

Cash and Foreign Currency

Cash is comprised of cash at the custodian bank. The consolidated financial statements of the Company are presented using the currency of the primary economic environment in which it operates. The functional and reporting currency for the Company is the U.S. dollar.

Income Taxes

The Company has elected to be treated as a RIC under the Code and intends each year to qualify and be eligible to be treated as such, so that it generally will not be subject to U.S. federal income tax on its net investment income or net short-term or long-term capital gains, that are distributed (or deemed distributed, as described below) to stockholders. In order to qualify and be eligible for such treatment, the Company must meet certain asset diversification tests, derive at least 90% of its gross income for such year from certain types of qualifying income, and distribute to its stockholders at least 90% of its “investment company taxable income” as that term is defined in the Code (which includes, among other things, dividends, taxable interest and the excess of any net short-term capital gains over net long-term capital losses, as reduced by certain deductible expenses).

The Company’s investment strategy will potentially be limited by its intention to continue qualifying for treatment as a RIC and can limit the Company’s ability to continue qualifying as such. The tax treatment of certain of the Company’s investments under one or more of the qualification or distribution tests applicable to regulated investment companies is uncertain. An adverse determination or future guidance by the IRS or a change in law might affect the Company’s ability to qualify or be eligible for such treatment.

If, in any year, the Company were to fail to qualify for treatment as a RIC under the Code and were ineligible to or did not otherwise cure such failure, the Company would be subject to tax on its taxable income at corporate rates and, when such income is distributed, stockholders would be subject to further tax on such distributions to the extent of the Company’s current or accumulated earnings and profits.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2022.

Distributions

Income distributions and capital gain distributions are determined in accordance with income tax regulations which may differ from U.S. GAAP. Differences between tax regulations and U.S. GAAP may cause timing differences between income and capital gain recognition. Further, the character of investment income and capital gains may be different for certain transactions under the two methods of accounting. As a result, income distributions and capital gain distributions declared during a fiscal period may differ significantly from the net investment income (loss) and realized gains (losses) reported on the Company’s financial statements presented under U.S. GAAP.

The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless stockholders elect to “opt out” of the DRIP, stockholders will have their cash dividends or distributions automatically reinvested in additional Shares, rather than receiving cash. Shareholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes.

New Accounting Pronouncement

In March 2020, the FASB issued an Accounting Standards Update (“ASU”), ASU 2020-04, which provides optional guidance to ease the potential accounting burden associated with transitioning away from the LIBOR and other reference rates that are expected to be discontinued. ASU 2020-04 is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. In March 2021, the administrator for LIBOR announced the extension of the publication of a majority of the USD LIBOR settings to June 30, 2023. Management is continuously evaluating the potential effect a discontinuation of LIBOR could have on the Company’s investments and has determined that it is unlikely the ASU’s adoption will have a material impact on the Company’s financial statements.

3. Related Party Transactions

Advisory Agreement

On June 30, 2022, the Company entered into an Advisory Agreement, pursuant to which the Company will pay the Advisor, quarterly in arrears, a base management fee calculated at an annual rate of 1.25%. The base management fee is calculated based on the average of the Company’s total net assets (including cash or cash equivalents but excluding assets purchased with borrowed amounts) as of the end of the two most recently completed calendar quarters. The base management fee for any partial month or quarter is appropriately prorated. The Advisor has agreed to waive all management fees payable pursuant to the Advisory Agreement for so long as the only stockholders of the Company are PIMCO Entities. The Advisory Agreement does not provide for the payment of incentive fees.

For the three-month period ended September 30, 2022, and for the period from June 10, 2022 (date of inception) to September 30, 2022, the Company incurred a management fee of $798 and $806, respectively (amounts in thousands), of which 100% was waived by the Advisor.

Administration Agreement

On June 30, 2022, the Company entered into an Administration Agreement with PIMCO in its capacity as Administrator. Under the Administration Agreement, the Administrator provides or causes to be furnished certain supervisory and administrative and other services reasonably necessary for the operation of the Company. Pursuant to the Administration Agreement, the Company pays the Administrator an annual fee calculated and payable quarterly in arrears on the last business day of each calendar quarter in an amount equal to 0.15% of the Company’s total net assets.

For the three month period ended September 30, 2022, and for the period from June 10, 2022 (date of inception) to September 30, 2022, the Company incurred an administration fee of $97 and $97, respectively (amounts in thousands).

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support and Conditional Reimbursement Agreement with the Advisor. The Advisor may elect to make certain expense payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make expense payments on the Company’s behalf through June 30, 2025.

During the period ended September 30, 2022, the Advisor paid director’s fees on behalf of the Company. As of September 30, 2022, $131 (amount in thousands) was reimbursable to the Advisor for director’s fees and is recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statement of Assets and Liabilities.

Following any calendar year in which Available Operating Funds (defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar year (the amount of such excess, “Excess Operating Funds”), the Company shall pay Excess Operating Funds, or a portion thereof, to the Advisor until such time as all expense payments made by the Advisor to or on behalf of the Company within three years prior to the last business day of such calendar year have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net “investment company taxable income”, as defined by the Code, which generally includes net ordinary income and net short-term taxable gains reduced by net long-term capital losses, (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) distributions and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). No Reimbursement Payment for any calendar year will be made if the Company’s Operating Expense Ratio (defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the expense payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing all of the Company’s operating costs and expenses incurred, as determined in accordance with U.S. GAAP for investment companies, less organizational and offering expenses, base management fees owed to the Advisor, and interest expense, by the Company’s average net assets.

The Expense Support and Conditional Reimbursement Agreement may require the Company to repay the Advisor for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.

For the three-month period ended September 30, 2022, and for the period from June 10, 2022 (date of inception) to September 30, 2022, the Company waived organization cost of $438 and $950, respectively (amounts in thousands).

Due from Affiliate

As of September 30, 2022, the Company has $2 (amount in thousands) receivable from an affiliate for interest paid to the affiliate that is due to the Company and is included in “Due from affiliate” on the Consolidated Statement of Assets and Liabilities.

See Note 1. Organization for other related party transactions.

4. Borrowings

As of the date of this report, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

5. Investments

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled affiliated investments.

Investments at fair value and cost consisted of the following as of September 30, 2022:

	September 30, 2022
(Amounts in thousands)	Cost	Fair Value
First Lien Secured	$150,056	$143,030
Second Lien Secured	23,868	20,710
Senior Unsecured	28,489	28,291
Corporate Bonds	28,120	27,028
Short-Term Investments	104,411	104,419

Total investments	$334,944	$323,478

The industry composition of investments as a percentage of total investments based on fair value as of September 30, 222 was as follows:

September 30, 2022
Automotive	8.4%
Aviation Services	0.4%
Broadcasting	2.1%
Brokerage	2.0%
Building Materials	1.2%
Commercial Paper	12.4%
Consumer Service	8.7%
Entertainment	5.4%
Financial Other	3.4%
Food and Beverage	2.1%
Gaming	1.7%
Healthcare	2.4%
Packaging	2.0%
Pharmaceuticals	1.5%
Retailers	12.1%
Technology	14.3%
Treasury Bills	19.9%

Total	100.0%

As of September 30, 2022, 100.0% of investments held were based in the United States.

6. Fair Value Measurement

In accordance with ASC Topic 820, fair value is defined as the price that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation.

The three-tier hierarchy of inputs is summarized below:

•	Level 1 – Quoted prices in active markets for identical investments.

•	Level 2 – Other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.).

•	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments at the reporting date).

The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety. For this purpose, the significance of an input is assessed against the fair value measurement in its entirety. If a fair value measurement uses observable inputs that require significant adjustment based on unobservable inputs, that measurement is a Level 3 measurement. If a fair value measurement uses price data vendors or observable market price quotations, that measurement may be a Level 2 or Level 3 measurement. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

The determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be that market data that is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.

Valuation of Investments

Investments are valued at fair value as determined in good faith by the Advisor, subject to the oversight of the Board, based on input from management and independent valuation firms that have been engaged to assist in the valuation of portfolio investments without readily available market quotations. This valuation process is conducted at the end of each fiscal quarter.

Investments for which market quotations are not readily available are valued at fair value as determined in good faith pursuant to Rule 2a-5 under the 1940 Act and ASC Topic 820. As a general principle, the fair value of a security or other asset is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Pursuant to Rule 2a-5, the Board of Directors has designated PIMCO as the valuation designee (“Valuation Designee”) for each Company to perform the fair value determination relating to all Company investments. PIMCO may carry out its designated responsibilities as Valuation Designee through various teams and committees. The Valuation Designee’s policies and procedures govern the Valuation Designee’s selection and application of methodologies for determining and calculating the fair value of Company investments. The Valuation Designee may value Company portfolio securities for which market quotations are not readily available and other Company assets utilizing inputs from pricing sources, quotation reporting systems, valuation agents and other third-party sources (together, “Pricing Sources”).

The fair values of loan investments based upon pricing data vendors or observable market price quotations are generally categorized as Level 2 or Level 3. Loan investments priced using internal models with significant unobservable inputs are categorized as Level 3.

Short-term debt instruments (such as commercial paper) having a remaining maturity of 60 days or less may be valued at amortized cost, so long as the amortized cost value of such short-term debt instruments is approximately the same as the fair value of the instrument as determined without the use of amortized cost valuation. These securities are categorized as Level 2 or Level 3 of the fair value hierarchy depending on the source of the base price. Short-term debt instruments held by a Company with remaining maturities of 60 days or less may be valued by the amortized cost method, which involves valuing a security at its cost on the date of purchase and thereafter (absent unusual circumstances) assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuations in general market rates of interest on the value of the instrument.

If third-party evaluated vendor pricing is not available or not deemed to be indicative of fair value, the Advisor may elect to obtain broker quotes directly from the broker-dealer or passed through from a third-party vendor. In the event that fair value is based upon a single sourced broker quote, these securities are categorized as Level 3 of the fair value hierarchy. Broker quotes are typically received from established market participants. Although independently received, the Advisor does not have the transparency to view the underlying inputs which support the market quotation. Significant changes in the broker quote would have direct and proportional changes in the fair value of the security.

Discounted cash flow valuation uses an internal analysis based on the Advisor’s expectation of future income and expenses, capital structure, exit multiples of a security, and other unobservable inputs which may include contractual and factual loan factors, estimated future payments and credit rating. Significant changes in the unobservable inputs of the models would result in direct and proportional changes in the fair value of the security. These securities are categorized as Level 3 of the fair value hierarchy.

Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.

The following table summarizes the fair value of the Company’s investments as of September 30, 2022 (amounts in thousands):

Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$-	$112,615	$30,415	$143,030
Second Lien Secured	-	3,725	16,985	20,710
Senior Unsecured	-	-	28,291	28,291
Corporate Bonds	-	27,028	-	27,028
Short-Term Investments	-	104,419	-	104,419

Total assets	$-	$247,787	$75,691	$323,478

The below table presents a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands):

	Beginning Balance at 6/10/2022	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Tranfers out of Level 3	Ending Balance at 9/30/22
Term Loans First Lien Secured	$0	$0	$31,354	($54)	$62	$1	($947)	$0	$0	$30,415
Term Loans Second Lien Secured	0	5,021	13,875	0	5	0	(1,916)	0	0	16,985

Term Loans Senior Unsecured	0	1,624	26,981	0	37	0	(352)	0	0	28,291
Totals	$0	$6,645	$72,210	($54)	$104	$1	($3,215)	$0	$0	$75,691

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Fair Value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$ 39,291	Discounted Cash Flow	Discount Rate	10.44% - 12.71%	12.07

Term Loans	36,400	Third Party Vendor	Broker Quote	$79.00 – $96.00	85.82

Total Assets	$ 75,691

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

7. Commitments & Contingencies

Commitments

The Company may enter into commitments to fund investments. As of September 30, 2022, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statement of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.

As of September 30, 2022, the Company had no unfunded commitments to fund delayed draw and revolving senior secured loans.

Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Litigation

The Company is not named as a defendant in any material litigation or arbitration proceedings and is not aware of any material litigation or claim pending or threatened against it. The foregoing speaks only as of the date of this report.

8. Net Assets

Equity Issuance

The Company’s authorized stock consists of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the period June 10, 2022 (date of inception) through September 30, 2022:

	For the period June 10, 2022 (date of inception) through September 30, 2022
Share Issuance Date	Shares	Amount (in thousands)
June 10	1,500	$15
June 30	25,386,384	253,864

Total capital drawdowns	25,387,884	$253,879

The Company did not hold a closing of the continuous Private Offering for the period from July 1, 2022 to September 30, 2022.

Distributions

The Board did not declare a distribution for the period from June 10, 2022 (date of inception) to September 30, 2022.

Share Repurchase Program

At the discretion of the Board, the Company may repurchase Shares (either by number of Shares or aggregate net asset value) as of such quarter end pursuant to a quarterly share repurchase program. Repurchases of Shares will be made at the current net offering price per Share on the date of such repurchase.

In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the Share repurchase program, as applicable.

For the period June 10, 2022 (date of inception) through September 30, 2022, no Share repurchase was offered and no Shares were repurchased.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended September 30, 2022 and the period June 10, 2022 (date of inception) to September 30, 2022:

(Amounts in thousands, except share and per share)	Three Months Ended September 30, 2022	June 10, 2022 (date of inception) to September 30, 2022
Net increase (decrease) in net assets resulting from operations	$384	$(516)
Weighted average shares of common stock outstanding - basic and diluted	25,387,884	20,894,719
Earnings (loss) per common share (basic and diluted)	$0.02	$(0.02)

10. Financial Highlights

	Three Months Ended September 30, 2022	June 10, 2022 (date of inception) to September 30, 2022
Per share data:
Net asset value, beginning of period	$9.96	$-
Net investment income (loss) (1)	0.17	0.21
Net realized and unrealized gain (loss) on investment transactions (2)	(0.15)	(0.23)

Net increase (decrease) in net assets from operations	0.02	(0.02)
Impact of issuance of common stock	-	10.00

Total increase (decrease) in net assets	0.02	9.98

Net asset value, end of period	$9.98	$9.98

Shares Outstanding	25,387,884	25,387,884
Total Return (3)	0.15%	(0.20)%
Ratios / supplemental data
Ratio of gross expenses to average net assets (4)(5)(6)	1.97%	2.27%
Ratio of net expenses to average net assets (4)(5)(7)	0.56%	0.56%
Ratio of net investment income (loss) to average net assets (4)(5)	6.64%	6.87%
Net Assets, end of period	$253,363	$253,363
Weighted average shares outstanding	25,387,884	20,894,719
Total capital commitments, end of period	$253,879	$253,879
Portfolio turnover rate (8)	0.21%	0.35%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
(2)

Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in NAV per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to share transactions during the period.

(3)

Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized.

(4)	Annualized.
(5)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(6)	Ratio of gross expenses to average net assets is computed using expenses before waivers, if applicable.
(7)	Ratio of net expenses to average net assets is computed using total expenses net of waivers, if applicable.
(8)	Not annualized.

11. Subsequent Events

Subsequent events after the Consolidated Statement of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements, except as discussed below.

On November 14, 2022, the Company paid a dividend of $0.03868 per share for the period June 10, 2022 (date of inception) through July 31, 2022 to stockholders of record on November 9, 2022.

On November 14, 2022, the Company paid a dividend of $0.13350 per share for the period ended September 30, 2022 to stockholders of record on November 9, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q (“Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and PIMCO. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements.

The information contained in this section should be read in conjunction with “Item 1. Unaudited Consolidated Financial Statements.” Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that the Company’s plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or the Company’s future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part II, Item 1A of this Report and elsewhere in this Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

●	the Company’s future operating results;

●

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic;

●	the length and duration of the COVID-19 pandemic in the U.S. as well as worldwide and the magnitude of the pandemic’s economic impact;

●	interest rate volatility, including volatility associated with the decommissioning of LIBOR and the transition to new reference rates;

●

the effect of the COVID-19 pandemic on the Company’s business prospects and the prospects of the Company’s portfolio companies, including the Company’s and the portfolio companies’ abilities to achieve their respective objectives;

●

the effect of the disruption caused by the COVID-19 pandemic on the Company’s ability to effectively manage the Company’s business and on the availability of equity and debt capital and the Company’s use of borrowed money to finance a portion of the Company’s investments;

●	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

●	the impact of increased competition;

●	the Company’s contractual arrangements and relationships with third parties;

●	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

●	the ability of the Company’s prospective portfolio companies to achieve their objectives;

●	the relative and absolute performance of the Advisor;

●	the ability of the Advisor and its affiliates to retain talented professionals;

●	the Company’s expected financings and investments;

●	the Company’s ability to pay dividends or make distributions;

●	the adequacy of the Company’s cash resources;

●	the risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

●	the impact of future acquisitions and divestitures;

●	the Company’s regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”); and

●	future changes in laws or regulations and conditions in the Company’s operating areas.

Investors are advised to consult any additional disclosures that the Company makes directly to investors or through reports that the Company has filed or will file with the SEC, including our registration statement on Form 10 and our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Investors should understand that under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports that the Company files under the Exchange Act.

Overview

The Company is a non-diversified, externally managed closed-end management investment company focused on providing investors with access to a diversified portfolio comprised primarily of loans with equity upside investments in U.S. middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are not a subsidiary of, or consolidated with, PIMCO.

The Company’s investment objectives are to generate current income and to a lesser extent longer-term capital appreciation. The Company seeks to achieve its investment objectives by investing primarily in privately negotiated loans and equity investments to middle-market companies generally with annual revenues greater than $20 million and earnings before interest, taxes, depreciation and amortization (“EBITA”) of less than $50 million. To accomplish this, the Company plans to make direct investments in middle-market companies. The Company may make select investments in non-U.S. portfolio companies. The Company seeks to provide investors with access to:

•	a diversified portfolio of credit investments expected to provide stable income and high assurances of debt repayment;

•	current income distributions;

•	capital protection through defensive structures with affirmative, negative and financial maintenance covenants and active portfolio management;

•	assets of varying vintage, industry and geography through direct originations and acquisitions of loan portfolios; and

•	generally low volatility and low correlation to public market indices.

Without limiting the generality of the foregoing, the Company intends to primarily invest in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans), second lien senior secured term loans, mezzanine debt, unsecured loans, other subordinated loans, and covenant-lite loans. The Company intends to invest to a lesser degree in equity investments and other opportunistic asset purchases. The Company may engage in hedging transactions. The Company may also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than the Company’s private credit investments. Depending on various factors, including, without limitation, the Company’s cash flows, the state of the loan market, and the need to quickly ramp-up the Company’s portfolio, the Company expects that at times its liquid loan portfolio could represent a material portion of the Company’s portfolio.

The Company generates revenues primarily in the form of interest income from investments it holds. In addition, the Company generates income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity securities and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.

The Company and the Advisor have applied for an exemptive order from the SEC that would permit the Company to co-invest with certain PIMCO accounts and other affiliates of the Advisor. There is no guarantee that a co-investment order will be granted. Subject to the terms and conditions specified in the exemptive order, if granted, the Company would be able to co-invest alongside certain PIMCO accounts or other affiliates of the Advisor.

Key Components Of Our Results Of Operations

Investments

The Company’s level of investment activity can, does, and will vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments the Company makes.

Revenue

The Company generates revenue primarily in the form of interest income on debt investments it holds. In addition, the Company generates income from dividends or distributions on income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. The Company’s debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is paid quarterly. In some instances, the Company receives payments on its debt investments based on scheduled amortization of the outstanding balances. In addition, the Company may receive repayments of some of its debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. The Company’s portfolio activity also reflects the proceeds of sales of securities. The Company may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses

The Company’s primary operating expenses include the payment of: (i) investment advisory fees to the Advisor pursuant to the Advisory Agreement between the Company and the Advisor (unless waived); (ii) administrative fees payable to the Administrator in performing its administrative obligations under the Administration Agreement between the Company and the Administrator; and (iii) other operating expenses as detailed below:

•

salaries and other compensation or expenses, including travel expenses, of any of the Company’s executive officers, directors and employees, if any, who are not officers, directors, stockholders, members, partners or employees of PIMCO or its subsidiaries or affiliates;

•	taxes and governmental fees, if any, levied against the Company;
•

brokerage fees and commissions, and other portfolio transaction expenses incurred by or for the Company (including, fees and expenses of outside legal counsel or third-party consultants retained in connection with reviewing, negotiating and structuring loans and other investments made by the Company, and any costs associated with originating loans (such as third-party sourcing fees, due diligence expenses and travel, lodging and meal expenses related thereto), asset securitizations, alternative lending-related strategies and so-called “broken-deal costs” (e.g., fees, costs, expenses and liabilities, including, for example, due diligence-related fees, costs, expenses and liabilities, with respect to unconsummated investments));

•	expenses related to special purpose vehicles (“SPVs”) (including, without limitation, overhead expenses related thereto);
•	expenses of the Company’s securities lending (if any), including any securities lending agent fees, as governed by a separate securities lending agreement;
•

costs, including interest expenses, of borrowing money or engaging in other types of leverage financing including, without limitation, through the use by the Company of reverse repurchase agreements, dollar rolls/buy backs, bank borrowings, credit facilities and tender option bonds;

•

costs, including dividend and/or interest expenses and other costs (including, without limitation, offering and related legal costs, fees to brokers, fees to auction agents, fees to transfer agents, fees to ratings agencies and fees to auditors associated with satisfying ratings agency requirements for preferred shares or other securities issued by the Company and other related requirements in the Company’s organizational documents) associated with the Company’s issuance, offering, redemption and maintenance of preferred shares, commercial paper or other instruments (such as the use of reverse repurchase agreements, dollar rolls/buy backs, bank borrowings, credit facilities and tender option bonds) for the purpose of incurring leverage;

•	fees and expenses of any underlying funds or other pooled vehicles in which the Company invests;
•	expenses of any third party valuation agent engaged to assist in valuing the Company’s assets;
•	dividend and interest expenses on short positions taken by the Company;
•

extraordinary expenses, including extraordinary legal expenses, as may arise, including, without limitation, expenses incurred in connection with litigation, proceedings, other claims, and the legal obligations of the Company to indemnify its Directors, officers, employees, stockholders, distributors, and agents with respect thereto;

•	fees and expenses, including legal, printing and mailing, solicitation and other fees and expenses associated with and incident to stockholder meetings and proxy solicitations;
•

organizational and offering expenses of the Company, including registration (including Share registration fees), legal, marketing, printing, accounting and other expenses associated with organizing the Company in its state of jurisdiction and in connection with the initial election of the Company to be regulated under the 1940 Act and, as applicable, the initial registration of its Shares under the Securities Act and fees and expenses associated with seeking, applying for and obtaining formal exemptive, no-action and/or other relief from the SEC;

•	expenses incurred in connection with a stockholder that defaults in respect of a Capital Commitment;
•	allocated costs incurred by PIMCO in providing managerial assistance to those companies in which the Company has invested who request it;
•	all other expenses incurred by the Company in connection with maintaining its status as a BDC;
•	expenses payable under any underwriting agreement, including associated fees, expenses and any indemnification obligations;
•

any expenses allocated or allocable to a specific class of Shares, including, as applicable, sub-transfer agency expenses and distribution and/or service fees paid pursuant to a Rule 12b-1 or similar plan adopted by the Board of the Company for a particular share class (if any);

•

the Company’s pro rata portion of the fidelity bond required by Section 17(g) of the 1940 Act, or other insurance premiums (including costs relating to directors’ and officers’ liability insurance and errors and omissions insurance);

•	all fees, costs, expenses, and liabilities relating to currency hedging and portfolio hedging transactions;
•	all fees, costs, expenses and liabilities of liquidating the Company;
•	all fees, costs, expenses and liabilities that are specific to the operations of the Company; and
•	all expenses of the Company that are capitalized in accordance with generally accepted accounting principles.

We reimburse the Administrator and Advisor or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement and Advisory Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Portfolio, Investment Activity And Results Of Operations

As of September 30, 2022, the Company had investments in 29 portfolio companies across 17 industries. Based on fair value as of September 30, 2022, 87% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 87% of the Company’s debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.7% as of September 30, 2022. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of September 30, 2022, the Company’s estimated weighted average total yield of investments in debt securities was 11.4%. Weighted average yields are based on interest rates as of September 30, 2022.

As part of the monitoring process, the Advisor has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. The Advisor has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. The Advisor’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Advisor’s Internal Risk Rating system:

Category 1 – In the opinion of the Advisor, investments in Category 1 involve the least amount of risk relative to the Company’s initial cost basis at the time of origination or acquisition. Category 1 investments performance is above the Company’s initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Category 2 – In the opinion of the Advisor, investments in Category 2 involve a level of risk relative to the Company’s initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with the Company’s initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Category 2.

Category 3 – In the opinion of the Advisor, investments in Category 3 indicate that the risk to the Company’s ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.

Category 4 – In the opinion of the Advisor, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that the Company will not recoup the Company’s initial cost basis and may realize a substantial loss of the Company’s initial cost basis at the time of origination or acquisition upon exit.

The distribution of the Company’s portfolio on the Advisor’s Internal Risk Rating System is as follows:

		September 30, 2022
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$-	-%	-
Risk rating 2	323,478	100	29
Risk rating 3	-	-	-
Risk rating 4	-	-	-

	$323,478	100%	29

Consolidated Results Of Operations

The Company was formed on December 23, 2021, entered into an initial subscription agreement on June 9, 2022, received capital contributions on June 10, 2022 (date of inception), and commenced investment operations on June 30, 2022. The following table represents our operating results (amounts in thousands):

	For the Three Months Ended September 30, 2022	For the period from June 10, 2022 (date of inception) to September 30, 2022
Total investment income	$4,649	$4,794
Less: Net expenses	408	410

Net investment income (loss)	4,241	4,384

Net realized gain (loss)	(22)	(22)
Net change in unrealized appreciation (depreciation)	(3,835)	(4,878)

Net increase (decrease) in Net Assets resulting from operations	$384	$(516)

Investment income was as follows (amounts in thousands):

	For the Three Months Ended September 30, 2022	For the period from June 10, 2022 (date of inception) to September 30, 2022
Investment income:
Interest income	$3,025	$3,161
Payment in-kind interest	1,624	1,633

Total Investment Income	$4,649	$4,794

For the three months ended September 30, 2022, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $323 million as of September 30, 2022 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2022, all of the Company’s first and second lien debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows (amounts in thousands):

	For the Three Months Ended September 30, 2022	For the period from June 10, 2022 (date of inception) to September 30, 2022
Expenses:
Management fee	$798	$806
Directors fees	131	131
Organization and offering costs	502	1,015
Administration fee	97	97
Other expenses	116	117

Total expenses	$1,644	$2,166

Waivers	(1,236)	(1,756)

Net expenses	$408	$410

Other expenses include valuation, insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in the Company’s initial formation and the Company’s offering of Shares.

Waivers include organizational costs and management fee waivers.

Income Taxes, Including Excise Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to the Company’s stockholders in each taxable year generally at least 90% of the sum of our Investment Company Taxable Income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain the Company’s tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its stockholders, which generally relieve the Company from corporate-level U.S. federal income taxes.

For the three months ended September 30, 2022, we did not incur any excise tax.

Financial Condition, Liquidity And Capital Resources

The Company generates cash from the net proceeds of offerings of its Shares, and from cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of its investments. The Company may also fund a portion of its investments through borrowings from banks and issuances of senior securities, including before the Company has fully invested the proceeds of any closing of the Company’s continuous private offering of its Shares. The Company’s primary use of cash will be investments in portfolio companies, payments of Company expenses and payment of cash distributions to stockholders.

As of September 30, 2022, the Company did not have any borrowings outstanding.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Unregistered Sales of Equity Securities

For the period June 10, 2022 (date of inception) through September 30, 2022, the Company held 2 closings of our continuous private offering of Shares. As a result, the total Shares issued and proceeds received related to such closings were as follows:

	For the period June 10, 2022 (date of inception )
	through September 30, 2022

Share Issuance Date	Shares Issued	Amount (in thousands)
June 10	1,500	$15
June 30	25,386,384	253,864

Total	25,387,884	$253,879

Distributions and Distribution Reinvestment

There were no distributions for the period June 10, 2022 (date of inception) through September 30, 2022.

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company’s critical accounting policies, including those relating to the valuation of its investment portfolio, should be read in connection with the Company’s financial statements in Part I, Item 1 of this Report, “Risk Factors” in Part II, Item 1A of this Report, and “Risk Factors” in Item 1A of the Company’s initial registration statement on Form 10 (“Form 10”).

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited consolidated financial statements if not defined herein):

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the Expense Support and Conditional Reimbursement Agreement.

See “Item 1. Unaudited Consolidated Financial Statements-Notes to the Unaudited Consolidated Financial Statements-Note 3. Related Party Transactions.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to financial market risks, including changes in interest rates. To the extent that the Company borrows money to make investments, the Company’s net investment income is dependent upon the difference between the rate at which the Company borrows funds and the rate at which the Company invests these funds. In periods of rising interest rates, the Company’s cost of funds would increase, which may reduce the Company’s net investment income. Because the Company expects that most of its investments will bear interest at floating rates, the Company anticipates that an increase in interest rates would have a corresponding increase in the Company’s interest income that would likely offset any increase in the Company’s cost of funds and, thus, net investment income would not be reduced. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on the Company’s net investment income.

The Company will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Because the Company expects that there will not be a readily available market for many of the investments in the Company’s portfolio, the Company expects to value many of its portfolio investments at fair value as determined in good faith by the Advisor using a documented valuation policy and a consistently applied valuation process, subject to Board oversight. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Assuming that the Consolidated Statement of Assets and Liabilities as of September 30, 2022, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income
Down 25 basis points	$(477)	$-	$(477)
Up 100 basis points	$1,908	$-	$1,908
Up 200 basis points	$3,815	$-	$3,815
Up 300 basis points	$5,723	$-	$5,723

In addition, although the Company does not currently intend to make investments that are denominated in a foreign currency, to the extent it does, the Company will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

The Company may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate the Company against adverse changes in interest rates, they may also limit the Company’s ability to participate in benefits of lower interest rates with respect to the Company’s portfolio of investments with fixed interest rates.

Inflation Risk

The Company is subject to inflation risk, which is the risk that the present value of the Company’s assets or income will be worth less in the future as inflation decreases the present value of money. The Company’s dividend rates or borrowing costs, where applicable, may also increase during periods of inflation. This may further reduce Company performance. The rate of inflation in many countries worldwide has increased in recent years due to supply chain disruptions, fiscal and/or monetary stimulus, energy price increases, wage inflation and the Russian invasion of Ukraine, among other factors. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) in the United States has begun to raise the federal funds rate and has signaled the possibility of further increases. There is no guarantee that actions taken by the Federal Reserve and other governmental bodies to reduce inflation will be effective.

Item 4.  Controls and Procedures

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s President and Treasurer have concluded that the Company’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. The Company’s business is also subject to extensive regulation, which may result in regulatory proceedings against the Company. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Form 10, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Form 10 are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the period June 10, 2022 (date of inception) through September 30, 2022, there have been no material changes from the risk factors set forth in the Company’s Form 10 for the period ended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K and on its Form 10, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of this Report or are hereby incorporated by reference to exhibits previously filed with the SEC:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: November 14, 2022	By:	/s/ John W. Lane
John W. Lane
President
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Crystal Porter
Crystal Porter
Treasurer
(Principal Financial and Accounting Officer)