Form 10-K
period 2022-12-31
PIMCO Capital Solutions BDC Corp.
filed 2023-03-24
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal period ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from

to

Commission file number
814-01549

PIMCO Capital Solutions BDC Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-4705230
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Newport Center Drive Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (949)
720-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
—	—	—
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
☒
    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company.
See
the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
There is no established public market for the issuer’s common stock.
The issuer had 25,387,884 shares of common stock, $0.001 par value per share, outstanding as of March 23, 2023.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2022

CERTAIN DEFINITIONS

Except as otherwise specified in this Report on Form 10-K (“Report”), the terms “Company,” “we,” “our,” and “us” refers to PIMCO Capital Solutions BDC Corp. Pacific Investment Management Company LLC (“PIMCO” or the “Advisor”) serves as the Company’s external investment advisor pursuant to the “Advisory Agreement” (as defined below).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Report (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and PIMCO. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements.

The information contained in this section should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data.” Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that the Company’s plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or the Company’s future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Item 1A of this Report and elsewhere in this Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	the Company’s future operating results;

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the coronavirus (“SARS-CoV-2”) and related respiratory disease (“COVID-19”) pandemic;

•	interest rate volatility, including volatility associated with the decommissioning of the London Interbank Offered Rate (“LIBOR”) and the transition to new reference rates;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources;

•	the risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

•	the Company’s regulatory structure and tax status as a business development company (“BDC”) and a regulated investment company (a “RIC”); and

•	future changes in laws or regulations and conditions in the Company’s operating areas.

Investors are advised to consult any additional disclosures that the Company makes directly to investors or through reports that the Company has filed or will file with the U.S. Securities and Exchange Commission (the “SEC”), including our registration statement on Form 10 and our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Investors should understand that under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports that the Company files under the Exchange Act.

Risk Factor Summary

The following is a summary of the principal risk factors associated with an investment in the Company:

•	The Company has limited operating history.

•	The Company generally makes long-term loans and equity investments in small and medium-sized private companies that do not have an established trading market.

•	Investing in private companies involves a high degree of risk.

•	The Company’s shares may be subject to certain restrictions on transferability.

•	There can be no guarantee that the Company will replicate the historical results achieved by similar strategies managed by PIMCO.

•	Many of the companies in which the Company intends to make investments may be susceptible to economic slowdowns or recessions.

•	The Company and its portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels.

•	The Company is subject to general credit risks.

•	The valuations of the Company’s investments can be volatile.

•	There may be limited availability of suitable investments for the Company.

•	The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable.

•	The Company may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of this offering.

•	A significant number of leveraged loans in the market may consist of “covenant-lite loans.”

•	The Company may invest in below investment grade debt obligations (i.e. junk bonds).

•	The Company may invest in unsecured loans which are not secured by collateral.

•	Interest rate changes may affect net investment income and the value of the Company’s investments.

•	The Company may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors as part of its investment strategy.

•	Certain of the Company’s debt investments may contain provisions providing for the payment of payment-in-kind (“PIK”) interest.

•	The Company is subject to prepayment risk with respect to certain of the loans in which it invests.

•

The collateral and security arrangements in relation to such secured obligations as the Company may invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by an obligor.

•	Leveraged companies may experience bankruptcy or similar financial distress.

•	Investing in securities of non-U.S. issuers involves certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers.

•

The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Company’s initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation.

•

To the extent that the Company does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Company disagrees, and the Stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests.

•	A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults.

•

PIMCO is highly dependent on its communications and information systems. System failures, breaches or cyber-attacks could significantly disrupt PIMCO’s business, which could have a material adverse effect on the results of operations and cash flows of the Company and negatively affect the Company’s ability to make distributions to Stockholders.

•

Failure by Stockholders to fund their commitments when called could result in the Company being precluded from an investment opportunity and could result in returns being less than might otherwise occur.

•	COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected locations and also on the global economy.

•	Stockholders will be required to make Capital Contributions to purchase shares of the Company’s Common Stock each time the Company delivers a drawdown notice.

•

If Stockholders fail to fund their commitment obligations or to make required Capital Contributions when due, the Company’s ability to complete its investment program or otherwise continue operations may be substantially impaired.

•	The Company is subject to various regulations as a BDC.

•

The Company may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets.

•	The Company may incur significant costs as a result of being an Exchange Act reporting company.

•

To the extent that the Company assumes large positions in the securities of a small number of issuers or industries, the Company’s net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer.

PART I

Item 1. Business

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), on July 11, 2022. The Company was incorporated under the laws of the state of Delaware on December 23, 2021. In addition, for U.S. federal income tax purposes, the Company has elected as of August 1, 2022 to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company seeks to achieve its investment objectives by investing primarily in privately negotiated loans and equity investments to middle market companies generally with annual revenues greater than $20 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $50 million. The Company commenced investment operations on June 30, 2022 (“Commencement”). PIMCO serves as the Company’s external investment advisor pursuant to the Advisory Agreement. PIMCO is an investment advisor registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). PIMCO also serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

The Company is conducting private offerings (each a “Private Offering”) of its common stock to investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase common stock of the Company, par value $0.001 (“Common Stock” or “Shares”) pursuant to a subscription agreement (“Subscription Agreement”) entered into with the Company or PIMCO Capital Solutions US Feeder LP, a feeder fund established by the Advisor to invest in Shares of the Company (“Feeder Fund”). The Company is a perpetual-life investment vehicle, without a fixed termination date or commitment period. Investors are required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a capital draw-down notice to its investors. The Company entered into an initial subscription agreement on June 9, 2022, received capital contributions on June 10, 2022 (date of inception), and commenced investment operations on June 30, 2022.

Financing

As of the date of this report, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Investment Objective and Strategy

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

Investments at fair value and cost consisted of the following as of December 31, 2022:

	December 31, 2022
(Amounts in thousands)	Cost	Fair Value
First Lien Senior Secured	$143,434	$132,532
Second Lien Senior Secured	23,905	11,715
Senior Unsecured	28,502	25,562
Corporate Bonds	28,146	27,743
Short-Term Investments	32,640	32,650

Total investments	$256,627	$230,202

The Board of Directors

The Company’s business and affairs are managed under the direction of the Company’s Board of Directors (the “Board”). The Board consists of four members, three of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. The Company refers to these individuals as the Company’s “Independent Directors.” The Independent Directors compose a majority of the Company’s Board. Directors who are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Advisor are referred to herein as “Interested Directors.” The Board elects the Company’s officers, who serve at the discretion of the Board. The responsibilities of the Company’s Board include oversight of the determinations of the fair values of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities. The Board has established an Audit Oversight Committee, Valuation Oversight Committee, and a Governance and Nominating Committee. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.”

The Advisor

PIMCO serves as the Advisor of the Company. The Advisor is registered as an investment adviser with the SEC pursuant to the Advisers Act. The Advisor provides certain investment advisory and management services to the Company pursuant to the “Advisory Agreement” (as defined below). Pacific Investment Management Company LLC will also serve as the Administrator pursuant to an Administration Agreement between the Company and the Administrator. The Administrator has retained a sub-administrator to provide certain administrative services to the Company and entered into a sub-administration agreement.

PIMCO was founded in 1971 and renders investment management services to corporations, trustees, pension and profit sharing plans, charitable organizations, endowments and institutions for which it receives fees generally based upon the net asset value of its clients’ respective investment portfolios. PIMCO manages approximately $1.74 trillion in assets, including $1.38 trillion in third-party client assets, as of December 31, 2022. (Third-party client assets excludes assets managed on behalf of PIMCO’s parent’s affiliated companies.)

PIMCO is a majority owned subsidiary of Allianz Asset Management of America LLC. (“Allianz Asset Management”) with minority interests held by Allianz Asset Management U.S. Holding II LLC, a Delaware limited liability company and by certain current and former officers of PIMCO. Through various holding company structures, Allianz Asset Management is a subsidiary of Allianz SE. Allianz SE is a European based, multinational insurance and financial services holding company and a publicly traded German company.

Advisory Agreement

On June 30, 2022, the Company entered into an advisory agreement with the Advisor (as amended, the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Company will pay the Advisor, quarterly in arrears, a base management fee calculated at an annual rate of 1.25% (the “Management Fee”). The Management Fee is calculated based on the average of the Company’s total net assets (including cash or cash equivalents but excluding assets purchased with borrowed amounts) as of the end of the two most recently completed calendar quarters. The Management Fee for any partial month or quarter is appropriately prorated. The Advisor has agreed to waive all Management Fees payable pursuant to the Advisory Agreement for so long as the only stockholders of the Company are affiliated entities of the Advisor. The Advisory Agreement does not provide for the payment of incentive fees. See “Risk Factors —Management Risk; Other Activities of Company Management”

Administration Agreement

On June 30, 2022, the Company entered into an Administration Agreement with PIMCO in its capacity as Administrator. Under the Administration Agreement, the Administrator provides or causes to be furnished certain supervisory and administrative and other services reasonably necessary for the operation of the Company. Pursuant to the Administration Agreement, the Company pays the Administrator an annual fee calculated and payable quarterly in arrears on the last business day of each calendar quarter in an amount equal to 0.15% of the Company’s total net assets.

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

•	all fees, costs, expenses, and liabilities relating to currency hedging and portfolio hedging transactions;

•	all fees, costs, expenses and liabilities of liquidating the Company;

•	all fees, costs, expenses and liabilities that are specific to the operations of the Company; and

•	all expenses of the Company that are capitalized in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company reimburses the Administrator and Advisor or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement and Advisory Agreement or otherwise. The Company expects its general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Expense Reimbursement Agreement

The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor. The Advisor may elect to make certain expense payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense (“Expense Payments”). The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2025.

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

The Advisor may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar year, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future years pursuant to the terms of the Expense Reimbursement Agreement within a period not to exceed three years from the date of the relevant waiver.

Dividend Reinvestment Plan

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”), which became effective prior to the filing of the election to be regulated as a BDC. As a result of adopting the plan, if the Board authorizes, and the Company declares, a cash dividend or distribution, holders of the Company’s Common Stock (“Stockholder,” or together “Stockholders”) will have their cash dividends or distributions automatically reinvested in additional Shares of Common Stock, rather than receiving cash, unless they “opt out.” Stockholders who make an affirmative election to “opt out” will receive their distributions in cash.

A Stockholder may elect to “opt out” of the DRIP by notifying the plan administrator and the transfer agent and registrar in writing so that such notice is received by the plan administrator no later than 10 days prior to the record date for distributions to Stockholders. The plan administrator will set up an account for each Stockholder to acquire shares of Common Stock in non-certificated form through the plan if such Stockholders have elected to receive their distributions in shares of Common Stock. Those Stockholders who hold shares of Common Stock through a broker or other financial intermediary may opt not to receive distributions in shares of Common Stock by notifying their broker or other financial intermediary of their election.

The Company will use newly issued shares of Common Stock to implement the DRIP, with such shares to be issued at a per-share price as determined by the Board (including any committee thereof), which price will be determined prior to the issuance of shares of Common Stock and in accordance with the limitations under Section 23 of the 1940 Act. The number of shares of Common Stock to be issued to a Stockholder is determined by dividing the total dollar amount of the distribution payable to such Stockholder by the price per share of Common Stock. The number of shares to be outstanding after giving effect to payment of a distribution cannot be established until the value per share at which additional shares of Common Stock will be issued has been determined and the elections of the Stockholders have been tabulated.

There are no brokerage or other charges to Stockholders who participate in the plan. The DRIP administrator’s fees under the plan are paid by the Company.

Stockholders who elect to receive distributions in the form of Shares of Common Stock are generally subject to the same U.S. federal, state and local tax consequences as are Stockholders who receive their distributions in cash. However, since a participating Stockholder’s cash dividends would be reinvested in shares, such Stockholder will not receive cash with which to pay applicable taxes on reinvested dividends. A Stockholder’s basis for determining gain or loss upon the sale of shares of Common Stock received in a distribution from the Company will generally be equal to the cash that would have been received if the Stockholder had received the distribution in cash. Any shares of Common Stock received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which such shares are credited to the U.S. holder’s account.

The Company may terminate the DRIP upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution by the Company.

Staffing

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business will be provided by individuals who are employees of the Advisor, the Administrator, or its affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement, and the Expense Reimbursement Agreement. Each of the Company’s executive officers described under “Directors, Executive Officers and Corporate Governance” is an employee of the Advisor or its affiliates. The Company’s day-to-day investment operations are managed by the Advisor. The services necessary for the origination and administration of the Company’s investment portfolio are provided by investment professionals employed by the Advisor or its affiliates. This investment team focuses on origination and transaction development and the ongoing monitoring of the Company’s investments. See “Business — General — Advisory Agreement; Administration Agreement.”

Financial Information about Industry Segments and Geographic Areas

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2022 was as follows:

December 31, 2022
Automotive	12.1%
Aviation Services	0.5%
Broadcasting	2.9%
Brokerage	2.9%
Building Materials	1.9%
Consumer Service	11.1%
Entertainment	7.5%
Food and Beverage	2.6%
Gaming	1.9%
Healthcare	3.1%
Packaging	2.9%
Pharmaceuticals	2.0%
Retailers	11.5%
Technology	20.0%
Treasury Bills	14.2%
Wireless	2.9%

Total	100.0%

Certain U.S. Federal Income Tax Considerations

The following discussion is a brief summary of some of the U.S. federal income tax considerations relevant to an investment in the Company as a Stockholder, including U.S. federal income tax considerations relevant to a BDC. It is based upon the Code, the regulations promulgated thereunder, published rulings of the IRS and court decisions, all as in effect on the date of this Memorandum. All of the above authorities are subject to change (possibly retroactively) by legislative or administrative action.

For purposes of this discussion, a “U.S. Holder” is a Stockholder, that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Holder” is a Stockholder who is not a U.S. Holder.

Taxation of RIC Operations Generally.

As a RIC, the Company is able to deduct qualifying distributions to its Stockholders, so that it is subject to U.S. federal income taxation only in respect of earnings that it retains and does not distribute. In addition, certain distributions made to the Company’s Stockholders may be eligible for look-through tax treatment determined by reference to the earnings from which the distribution is made.

In order to qualify as a RIC, the Company must, among other things,

(a)	at all times during each taxable year maintain its election under the 1940 Act to be treated as a BDC;

(b)

derive in each taxable year at least 90% of its gross income from dividends, interest, gains from the sale or other disposition of stock or securities and other specified categories of investment income; and

(c)	diversify its holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of its taxable year,

(i)

at least 50% of the value of its total assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if its holdings of such issuer are greater in value than 5% of its total assets or greater than 10% of the outstanding voting securities of such issuer, and

(ii)

no more than 25% of the value of its assets may be invested in securities of any one issuer, the securities of any two or more issuers that are controlled by the Company (at a 20% voting control threshold) and are engaged in the same or similar or related trades or business (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

As a RIC, in any taxable year with respect to which the Company distributes (or is treated as distributing) at least 90% of its investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gains over net long-term capital losses and other taxable income other than any net capital gain reduced by deductible expenses), the Company generally will not be subject to U.S. federal income tax on its investment company taxable income and net capital gains that are distributed to Stockholders.

If the Company fails to distribute its income on a timely basis, it will be subject to a nondeductible 4% excise tax. To avoid this tax, the Company must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

(1)	at least 98% of its ordinary income (not taking into account any capital gains or losses) for the calendar year;

(2)	at least 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year; and

(3)	any undistributed amounts from previous years on which the Company paid no U.S. federal income tax.

The Company is generally expected to distribute substantially all of its earnings on a quarterly basis, though one or more of the considerations described below could result in the deferral of dividend distributions until the end of the fiscal year:

(1)

The Company may make investments that are subject to tax rules that require it to include amounts in income before cash corresponding to that income is received, or that defer or limit the Company’s ability to claim the benefit of deductions or losses. For example, if the Company holds securities issued with original issue discount, such discount will be included in income in the taxable year of accrual and before any corresponding cash payments are received.

(2)

In cases where the Company’s taxable income exceeds its available cash flow, the Company will need to fund distributions with the proceeds of sale of securities or with borrowed money, and will raise funds for this purpose opportunistically over the course of the year.

In certain circumstances (e.g., where the Company is required to recognize income before or without receiving cash representing such income), the Company may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding income and excise taxes. Accordingly, the Company may have to sell investments at times it would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain cash from other sources, it may fail to qualify as a RIC and thereby be subject to corporate-level income tax.

Although the Company does not presently expect to do so, it will be authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, it will not be permitted to make distributions to its Stockholders while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, the Company’s ability to dispose of assets to meet distribution requirements may be limited by (1) the illiquid nature of its portfolio and/or (2) other requirements relating to its qualification as a RIC, including the diversification tests. If the Company disposes of assets in order to meet the annual distribution requirement or to avoid the excise tax, it may make such dispositions at times that, from an investment standpoint, are not advantageous.

Certain of the Company’s investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long- term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause the Company to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above.

While the Company is expected to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% excise tax, it may not be able to distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement. Under certain circumstances, the Advisor may, in its sole discretion, determine that it is in the interests of the Company to retain rather than distribute some amount of income and capital gains, and accordingly cause the Company to bear the excise tax burden associated therewith.

If in any particular taxable year, the Company does not qualify as a RIC, all of the Company’s taxable income (including net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to Stockholders, and distributions will be taxable to Stockholders as ordinary dividends to the extent of the Company’s current and accumulated earnings and profits.

In the event the Company invests in foreign securities, it may be subject to withholding and other foreign taxes with respect to those securities. The Company is not expected to satisfy the requirement to pass through to Stockholders their share of the foreign taxes paid by the Company.

Taxation of U.S. Holders

Distributions from the Company’s investment company taxable income (consisting generally of net investment income, net short-term capital gain, and net gains from certain foreign currency transactions) generally will be taxable to U.S. Holders as ordinary income to the extent made out of the Company’s current or accumulated earnings and profits. Distributions generally will not be eligible for the dividends received deduction allowed to corporate Stockholders. Distributions that the Company reports as net capital gain distributions will be taxable to U.S. Holders as long-term capital gain regardless of how long such U.S. Holders have held their shares. Distributions in excess of the Company’s current and accumulated earnings and profits first will reduce a U.S. Holder’s adjusted tax basis in such U.S. Holder’s Common Stock and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. Holder.

Distributions declared by the Company in October, November, or December of any year and payable to Stockholders of record on a specified date in such a month will be deemed to have been paid by the Company on December 31st of the previous calendar year if the distributions are paid during the following January. Accordingly, distributions received in January may be subject to taxation in the preceding year.

Certain distributions reported by the Company as section 163(j) interest dividends may be treated as interest income by Stockholders for purposes of the tax rules applicable to interest expense limitations under Code section 163(j). Such treatment by the Stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Company is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Company’s business interest income over the sum of the Company’s (i) business interest expense and (ii) other deductions properly allocable to its business interest income.

Although the Company intends to distribute any net long-term capital gains at least annually, it may in the future decide to retain some or all of its net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, the Company will pay corporate-level federal income tax on the retained amount, each U.S. Holder will be required to include its share of the deemed distribution in income as if it had been distributed to the U.S. Holder, and the U.S. Holder will be entitled to claim a credit equal to its allocable share of the tax paid on the deemed distribution by the Company. The amount of the deemed distribution net of such tax will be added to the U.S. Holder’s tax basis for their Common Stock. Since the Company expects to pay tax on any retained capital gains at its regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by non-corporate U.S. Holders on long-term capital gains, the amount of tax that non-corporate U.S. Holders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gains. Such excess generally may be claimed as a credit against the U.S. Holder’s other federal income tax obligations or may be refunded to the extent it exceeds a Stockholder’s liability for federal income tax. A Stockholder that is not subject to federal income tax or otherwise required to file a federal income tax return would be required to file a federal income tax return on the appropriate form to claim a refund for the taxes paid by the Company. To utilize the deemed distribution approach, the Company must provide written notice to its Stockholders. The Company cannot treat any of its investment company taxable income as a “deemed distribution.” If a U.S. Holder sells or exchanges its shares of the Company, the holder will recognize gain or loss equal to the difference between its adjusted basis in the shares sold and the amount received. Any such gain or loss will be treated as a capital gain or loss and will be long-term capital gain or loss if the shares have been held for more than one year. Any loss recognized on a sale or exchange of shares that were held for six months or less will be treated as long-term, rather than short-term, capital loss to the extent of any capital gain distributions previously received (or deemed to be received) thereon.

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of the Company’s shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.

The Company or the applicable withholding agent will be required to withhold U.S. federal income tax (“backup withholding”) currently at a rate of 24% from all taxable distributions to any non-corporate U.S. Holder (1) who fails to furnish the Company with a correct taxpayer identification number or a certificate that such Stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies the Company that such Stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. Holder’s U.S. federal income tax liability and may entitle such Stockholder to a refund, provided that proper information is timely provided to the IRS.

Limitations on Deductibility of Certain Losses and Expenses.

If the Company is not treated as a “publicly offered regulated investment company” for any calendar year, then a U.S. Holder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that the Company incurs, to the extent that the expenses would have been subject to limitations if the holder had incurred them directly. In this case, the Company would be required to report the relevant income and expenses, including the Management Fee, on Form 1099-DIV, and affected holders will be required to take into account their allocable share of such income and expenses. There is no assurance that the Company will be treated as a “publicly offered regulated investment company” with respect to any calendar year.

Tax-Exempt Investors.

The direct conduct by a tax-exempt U.S. Holder of the activities that the Company is expected to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its Stockholders for purposes of determining treatment under current law. Therefore, a tax-exempt U.S. Holder should not be subject to U.S. federal income taxation solely as a result of the holder’s ownership of the Company’s shares and receipt of dividends that it pays. Moreover, under current law, if the Company incurs indebtedness, such indebtedness will not be attributed to portfolio investors in its stock. Therefore, a tax-exempt U.S. Holder should not be treated as earning income from “debt-financed property” and dividends paid by the Company should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that the Company incurs. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

Non-U.S. Holders.

Dividends that the Company pays to a non-U.S. Holder generally will be subject to U.S. withholding tax at a 30% rate unless (i) the holder qualifies for, and complies with the procedures for claiming, an exemption or reduced rate under an applicable income tax treaty, (ii) the holder qualifies, and complies with the procedures for claiming, an exemption by reason of its status as a foreign government-related entity; or (iii) Congress enacts an extension of the favorable rules described below, and the dividend qualifies for an exemption from U.S. withholding tax under those rules. There can be no assurance that Congress will extend these favorable rules or that the extension will apply to any dividends that the Company distributes.

Non-U.S. Holders generally are not subject to U.S. tax on capital gains realized on the sale of the Company’s shares or on actual or deemed distributions of the Company’s net capital gains unless such gains are effectively connected with the conduct of a U.S. trade or business by the holder and, if an income tax treaty applies, are attributable to a permanent establishment in the United States, or the holder is present in the United States for 183 or more days during the taxable year; and the holder is a former citizen or resident of the United States.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the Non-U.S. Stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of the Company’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Company. Furthermore, in the case of shares of Company stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Company reported the payment as an interest-related dividend or short-term capital gain dividend. Since the Company’s Common Stock is subject to significant transfer restrictions, and an investment in the Company’s Common Stock will generally be illiquid, Non-U.S. Stockholders whose distributions on the Company’s Common Stock are subject to withholding of U.S. federal income tax may not be able to transfer their shares of the Company’s Common Stock easily or quickly or at all.

A BDC is a corporation for U.S. federal income tax purposes. Under current law, a non-U.S. Holder will not be considered to be engaged in the conduct of a business in the United States solely by reason of its ownership in a BDC. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between foreign investors and investments that would otherwise result in such investors being considered to be engaged in the conduct of a business in the United States. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to foreign investors could be adversely affected.

FATCA Compliance.

Additional requirements will apply to Non-U.S. Holders that are considered for U.S. federal income tax purposes to be a foreign financial institution or non-financial foreign entity, as well as to Non-U.S. Holders that hold their shares through such an institution or entity. In general, an exemption from U.S. withholding tax will be available only if the foreign financial institution has entered into an agreement with the U.S. government, or under certain intergovernmental agreements collects and provides to the U.S. tax authorities information about its accountholders (including certain investors in such institution) and if the non-financial foreign entity has provided the withholding agent with a certification identifying certain of its direct and indirect U.S. owners. Any U.S. taxes withheld pursuant to the aforementioned requirements from distributions paid to affected Non-U.S. Holders who are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes on such distributions may only be reclaimed by such Non-U.S. Holders by timely filing a U.S. tax return with the IRS to claim the benefit of such exemption or reduction.

ERISA Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code impose restrictions on certain transactions involving (i) employee benefit plans (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) plans subject to Section 4975 of the Code, including, among others, individual retirement accounts and Keogh plans, and (iii) any entities whose underlying assets include plan assets by reason of a plan’s investment in such entities or otherwise (collectively “Plans”). ERISA and the rules and regulations of the U.S. Department of Labor promulgated thereunder contain provisions that should be considered by fiduciaries of those Plans and their legal advisors.

Fiduciary Duty.

Fiduciaries that are considering an investment in the Company should consider, among other things, the applicability of the prohibited transaction provisions of ERISA and Section 4975 of the Code to such an investment and confirm that such investment will not constitute or result in a prohibited transaction or any other violation of an applicable requirement of ERISA.

Plan Assets.

Under Section 3(42) of ERISA and regulations issued by the U.S. Department of Labor (as modified by Section 3(42), the “Plan Asset Regulation”), the assets of the Company will be treated as plan assets if participation by Benefit Plan Investors equals or exceeds 25% of any class of equity of the Company. The term “Benefit Plan Investor” is generally defined as (i) any employee benefit plan (as defined in Section 3(3) of ERISA), subject to the provisions of Title I of ERISA, (ii) any Plan subject to Section 4975 of the Code, and (iii) any entity whose underlying assets include Plan assets by reason of a Plan’s investment in the entity. For purposes of the 25% determination, the value of equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets (or any affiliate of such person) is disregarded.

The Advisor intends to operate the Company so that the assets of the Company are not considered “plan assets.” In that regard, the Advisor intends to limit investments by Benefit Plan Investors to less than 25% of each class of equity of the Company as described above. In the event that the Company’s assets would nevertheless be considered to be “plan assets,” the Subscription Agreement authorizes the Advisor and requires ERISA Partners (as defined in the Subscription Agreement) to take certain actions to alleviate the effect of such determination, including a sale of shares to other Stockholders or a third party (with the consent of the Advisor), the reduction of stockholders’ capital contributions (“Capital Contributions”) by ERISA Partners or the redemption of all or a portion of the Stockholder’s shares, so that participation by Benefit Plan Investors does not exceed 25% of any class of equity of the Company as described above. If, notwithstanding the Advisor’s intent to the contrary, the assets of the Company were to be considered “plan assets,” the obligations and other responsibilities of Plan sponsors, Plan fiduciaries and Plan administrators, and of “parties in interest” and “disqualified persons” (as defined under ERISA and the Code), under Parts 1 and 4 of Subtitle B of Title I of ERISA and Section 4975 of the Code, as applicable, may be expanded, and there may be an increase in their liability under these and other provisions of ERISA and the Code (except to the extent (if any) that a favorable statutory or administrative exemption or exception applies).

Reporting of Indirect Compensation.

The descriptions contained herein of fees and compensation, including the Management Fee payable to the Advisor, are intended to satisfy the disclosure requirements for “eligible indirect compensation” for which the alternative reporting option on Schedule C of Form 5500 Annual Return/Report may be available. The Advisor will, upon written request, furnish any other information relating to the Advisor’s compensation received in connection with the Company that is required for a Plan investor to comply with the reporting and disclosure requirements of Title I of ERISA and the regulations, forms and schedules issued thereunder.

Governmental, Church and Non-U.S. Plans.

Governmental plans, certain church plans and non-U.S. and certain other plans, while not subject to the fiduciary responsibility provisions of ERISA or the provisions of Section 4975 of the Code, may nevertheless be subject to Federal, state, local, non-U.S. or other laws and regulations that are similar to such provisions of ERISA and the Code. This discussion does not address any such plans, and fiduciaries of such plans should consult with their counsel before purchasing any interests in the Company.

Regulation as a Business Development Company

General

A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements.

SEC Reporting

The Company is subject to the reporting requirements of the Exchange Act, which includes annual and periodic reporting requirements.

Governance

The Company is a corporation and, as such, is governed by a board of directors. The board of directors is constituted as a classified board, subject to removal only for cause by holders of a majority of the Company’s outstanding voting securities. The 1940 Act requires that a majority of the Company’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that the Company may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by the holders of a majority of the outstanding voting securities.

1940 Act Ownership Restrictions

The Company does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. Subject to certain exemptive rules, including Rule 12d1-4, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds.

Qualifying Assets

The Company may invest up to 100% of its assets in securities acquired directly from, and/or loans originated directly to, issuers in privately-negotiated transactions.

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made and after giving effect to such acquisition, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Company’s business are the following:

•

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•

is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies any of the following:

•	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

•

is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

•	Securities of any eligible portfolio company that the Company controls.

•

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.

•

Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act to mean any security issued or guaranteed as to principal or interest by the United States, or by a person controlled or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by the Congress of the United States, or any certificate of deposit for any of the foregoing) or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, the Company generally must have at least 150% asset coverage for its debt after incurring any new indebtedness, meaning that the total value of the Company’s assets, less existing debt, must be at least twice the amount of the debt (i.e., 200% leverage). If the Company is licensed as an SBIC, the limitations on leverage applicable to BDCs under the 1940 Act may be exceeded. Except to the extent permitted by applicable law, the Company will include all of its wholly-owned direct and indirect subsidiaries or SPVs with the Company’s assets and liabilities for purposes of calculating the asset coverage ratio.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described in “—Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, the Company’s investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of the Company’s assets are qualifying assets. Typically, the Company will invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by a Stockholder, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require the Company to limit the amount it invests with any one counterparty.

Senior Securities

As a corporation, the Company will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its Common Stock if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% for indebtedness and 200% for preferred equity immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Company may be prohibited from making distributions to its Stockholders or the repurchasing of such securities or shares unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see, e.g., “Risk Factors – Borrowing and Derivative Risk.” The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the Stockholders (one share one vote); and (ii) preferred Stockholders must have the right, as a class, to appoint directors to the board of directors.

Code of Ethics

As a BDC, the Company and the Advisor have adopted a Code of Ethics pursuant to the requirements of the 1940 Act and the Advisers Act. These Codes of Ethics permit personnel to invest in securities, including securities that may be purchased or held by the Company, and such personnel may, from time to time, invest in securities held by the Company subject to the requirements established in the Codes of Ethics.

Anti-Takeover Measures

State corporate law as well as the Company’s Certificate of Incorporation and Bylaws include provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company by means of a tender offer, proxy contest or otherwise or to change the composition of the Company’s Board. These provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of the Company to negotiate first with the Board. These measures, however, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of the Company’s Stockholders and could have the effect of depriving Stockholders of an opportunity to sell their shares at a premium over prevailing market prices. Such attempts could have the effect of increasing the Company’s expenses and disrupting its normal operation. Until the consummation of an IPO, the Company will continue its investment activities and operations as a privately held BDC whose shares are subject to transfer restrictions. Accordingly, these anti-takeover measures will have limited practical effect until such time as the Company consummates an IPO.

Compliance Policies and Procedures and Other Considerations

As a BDC, the Company will not generally be able to issue and sell its Common Stock at a price below net asset value per share. It may, however, issue and sell its Common Stock, at a price below the current net asset value of the Common Stock, or issue and sell warrants, options or rights to acquire such Common Stock, at a price below the current net asset value of the Common Stock if the Company’s Board determines that such sale is in the Company’s best interest and in the best interests of its Stockholders, and its Stockholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities.

As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, directors, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). The Company and the Advisor applied for an exemptive order from the SEC that permits the Company to co-invest with certain PIMCO accounts and other affiliates of the Advisor. Subject to the terms and conditions specified in the exemptive order, the Company is able to co-invest alongside certain PIMCO accounts or affiliates of the Advisor.

As a BDC, the Company expects to be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, the Company will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Company against larceny and embezzlement.

The Advisor has relief from registration with the CFTC as a CPO with respect to the Company, and the Advisor is exempt from registration with the CFTC as a CTA with respect to the Company and will therefore not be required to provide Stockholders with certified annual reports and other disclosure documents that satisfy the requirements of CFTC rules applicable to registered CPOs and CTAs.

The Company and the Advisor will adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws. As a BDC, the Company will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, the President and Chief Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;

•	pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of the Company’s disclosure controls and procedures;

•

pursuant to Rule 13a-15 of the Exchange Act, subject to applicable transition periods, the Company’s management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting and (once the Company ceases to be an emerging growth company under the Jumpstart Our Business Startups Acct (“JOBS Act”) or, if later, for the year following the Company’s first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by the Company’s independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Company to review the Company’s current policies and procedures to determine whether the Company will comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Company will continue to monitor the Company’s compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Company is in compliance therewith.

Emerging Growth Company

The Company is an emerging growth company as defined in the JOBS Act and is eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company could remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the consummation of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which the Company has total annual gross revenue of $1.07 billion or more, (ii) December 31 of the fiscal year in which the Company become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of Common Stock held by non-affiliates exceeds $700 million, measured as of the last Business Day of the most recently completed second fiscal quarter, and the Company has been publicly reporting for at least 12 months), or (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three-year period. In addition, as an emerging growth company, the Company intends to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

“Business Day” shall mean any day other than a Saturday, Sunday or a day when banks in the State of New York are authorized or required by law, regulation or executive order to remain closed.

Proxy Voting Policies and Procedures

The Company has delegated proxy voting responsibility to the Advisor.

The Advisor has adopted written proxy voting policies and procedures (“Proxy Policy”) as required by Rule 206(4)-6 under the Advisers Act.

Policy Statement: The proxy voting policy is intended to foster the Advisor’s compliance with its fiduciary obligations and applicable law; the policy applies to any voting or consent rights with respect to securities held in accounts over which the Advisor has discretionary voting authority. The Proxy Policy is designed in a manner reasonably expected to confirm that voting and consent rights are exercised in the best interests of the Advisor’s clients.

Advisor Proxy Policy Overview: Proxies generally describe corporate action-consent rights (relative to fixed income securities) and proxy voting ballots (relative to fixed income or equity securities) as determined by the issuer or custodian. As a general matter, when the Advisor has proxy voting authority, the Advisor has a fiduciary obligation to monitor corporate events and to take appropriate action on client proxies that come to its attention. Each proxy is voted on a case-by-case basis, taking into account relevant facts and circumstances. When considering client proxies, the Advisor may determine not to vote a proxy in limited circumstances.

The Advisor will supervise and periodically review its proxy voting activities and the implementation of the Proxy Policy. The Advisor’s Proxy Policy, and information about how the Advisor voted a client’s proxies, is available upon request.

Reporting Obligations

The Company is required to comply with periodic reporting requirements under the Exchange Act, and, will make available to Stockholders annual reports containing audited financial statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and such other reports as the Company determines to be appropriate or as may be required by law. The Company is filing this Report with the SEC voluntarily with the intention of establishing the Company as a reporting company under the Exchange Act. The Company is required to comply with all reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Stockholder reports and other information about the Company are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov and copies of this information may be obtained, after paying a duplicating fee, by electronic request at the following E-mail address: publicinfo@sec.gov.

Item 1A. Risk Factors

Investing in the Company’s Common Stock involves significant risks. A prospective investor should consider, among other factors, the risk factors set forth below which are subject to or, if applicable, modified by the requirements and obligations described in the Subscription Agreement before making a decision to purchase Common Stock. Additional risks and uncertainties not presently known to the Company or not presently deemed material by the Company may also impair the Company’s operations and performance. If any of the following events occur, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of the Company’s Common Stock could decline, and you may lose all or part of your investment.

General Investment Risks

All investments, including the Company’s investments, risk the loss of capital. The Advisor believes that the Company’s investment strategy and research techniques moderate this risk through a careful selection of investments. No guarantee or representation is made (and no such guarantee or representation could be made) that the Company’s investment strategy will be successful.

An investment in the Company is illiquid. No Stockholder or other person holding shares acquired from a Stockholder has the right to require the Company to repurchase any shares. No public market for the shares exists, and none is expected to develop in the future. Consequently, Stockholders may not be able to liquidate their investment other than as a result of repurchases of shares by the Company.

Limited Operating History

The Company has limited operating history. There can be no assurance that the results achieved by similar strategies managed by PIMCO or its affiliates will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of a Stockholder’s investment could decline substantially or that the Stockholder will suffer a complete loss of its investment in the Company.

Members of the management team have limited prior experience managing a BDC for the Advisor, and the investment philosophy and techniques used by the Advisor to manage a BDC may differ from the investment philosophy and techniques previously employed by the Advisor, its affiliates, and the members of the management team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Advisor’s and the members of the management team’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objectives.

Operational Risks

In addition to the risks associated with PIMCO’s implementation of the Company’s investment program, the Company also is subject to operational risk associated with the provision of investment management and other services to the Company by PIMCO and the Company’s other Service Providers (defined below). Operational risk is the risk that deficiencies in PIMCO’s internal systems (including communications and information systems) or controls, or in those of a Service Provider to whom PIMCO has contractually delegated certain of its responsibilities, may cause losses for the Company or hinder Company operations. Operational risk results from inadequate procedures and controls, employee fraud, record-keeping error, human error, and/or system failures by PIMCO or a Service Provider. For example, trading delays or errors caused by PIMCO could prevent the Company from purchasing a security that PIMCO expects will appreciate in value, thus reducing the Company’s opportunity to benefit from the security’s appreciation. PIMCO is generally not contractually liable to the Company for operational losses associated with operational risk.

“Service Providers” include consultants, advisors, transaction finders or sourcers, operating partners, loan and other servicers, loan and other originators, collateral managers, program managers, property and other asset managers, leasing agents, asset monitors and administrators (including copyright administrators), developers, project managers, investment bankers, brokers, accountants, valuation agents, waterfall agents, calculation agents, paying agents, billing and collection agents, trustees, master servicers, software providers, tax preparers and consultants, analytic service providers, technology professionals, pricing/modeling service providers, insurance providers, legal counsel, appraisers, industry or sector experts, joint venture partners and development partners, regulatory and compliance service providers, contract employees, outside legal counsel and/or temporary employees (as well as secondees of any of the foregoing), and other persons providing similar types of services, whether working onsite at PIMCO offices or offsite.

Investment and Market Risk

The market price of securities owned by the Company may go up or down, sometimes rapidly or unpredictably. Securities may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of a security may decline due to general market conditions that are not specifically related to a particular company, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates, adverse changes to credit markets or adverse investor sentiment generally. The value of a security may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry. During a general downturn in the securities markets, multiple asset classes may decline in value simultaneously. Equity securities generally have greater price volatility than fixed income securities. Credit ratings downgrades may also negatively affect securities held by the Company. Even when markets perform well, there is no assurance that the investments held by the Company will increase in value along with the broader market.

An investment in the Common Stock of the Company is subject to investment risk, particularly under current economic, financial, geopolitical, labor and public health conditions, including the possible loss of the entire principal amount that you invest. Investors should be aware that, particularly in light of the current uncertainty, volatility and distress in economies and financial markets, and geopolitical, labor and public health conditions around the world, the Company’s investments and a shareholder’s investment in the Company are subject to sudden and substantial losses, increased volatility and other adverse events. Firms through which investors invest with the Company, its service providers, the markets in which it invests and market intermediaries and exchanges are also impacted by measures intended to respond to and contain the ongoing pandemic, which can obstruct their functioning and subject them to heightened operational and other risks. The ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company is highly uncertain and difficult to predict. Similar public health emergencies (such as pandemics and epidemics) may occur in the future and could present these risks or risks similar to the foregoing.

In addition, market risk includes the risk that geopolitical events will disrupt the economy on a national or global level. The current contentious domestic political environment, as well as political and diplomatic events within the United States and abroad, such as presidential elections in the U.S. or abroad or the U.S. government’s inability at times to agree on a long-term budget and deficit reduction plan, has in the past resulted, and may in the future result, in a government shutdown or otherwise adversely affect the U.S. regulatory landscape, the general market environment and/or investor sentiment, which could have an adverse impact on the Company’s investments and operations. Additional and/or prolonged U.S. federal government shutdowns may affect investor and consumer confidence and may adversely impact financial markets and the broader economy, perhaps suddenly and to a significant degree. Any market disruptions could also prevent the Company from executing advantageous investment decisions in a timely manner. To the extent the Company focuses its investments in a region enduring geopolitical market disruption, it will face higher risks of loss.

Moreover, changing economic, political, geopolitical, social, or financial market or other conditions in one country or geographic region could adversely affect the value, yield and return of the investments held by the Company in a different country or geographic region and economies, markets and issuers generally because of the increasingly interconnected global economies and financial markets. As a result, there is an increased risk that geopolitical and other events will disrupt economies and markets globally. For example, local or regional armed conflicts (notably the Russia-Ukraine conflict) have led to significant sanctions by the United States, Europe and other countries against certain countries (as well as persons and companies connected with certain counties) and led to indirect adverse regional and global market, economic and other effects. It is difficult to accurately predict or foresee when events or conditions affecting the U.S. or global financial markets, economies, and issuers may occur, the effects of such events or conditions, potential escalations or expansions of these events, possible retaliations in response to sanctions or similar actions and the duration or ultimate impact of those events. There is an increased likelihood that these types of events or conditions can, sometimes rapidly and unpredictably, result in a variety of adverse developments and circumstances, such as reduced liquidity, supply chain disruptions and market volatility, as well as increased general uncertainty and broad ramifications for markets, economies, issuers, businesses in many sectors and societies globally. Energy markets can be particularly susceptible to these types of conditions and similar developments.

The value of, or income generated by, the investments held by the Company are subject to the possibility of rapid and unpredictable fluctuation, and loss. These movements may result from factors affecting individual companies, or from broader influences, including real or perceived changes in prevailing interest rates (which have risen recently and may continue to rise), changes in inflation rates or expectations about inflation rates (which are currently elevated relative to normal conditions), adverse investor confidence or sentiment, changing economic, political (including geopolitical), social or financial market conditions, increased instability or general uncertainty, environmental disasters, governmental actions, public health emergencies (such as the spread of infectious diseases, pandemics and epidemics), debt crises, actual or threatened wars or other armed conflicts (such as the current Russia-Ukraine conflict and its risk of expansion or collateral economic and other effects) or ratings downgrades, and other similar events, each of which may be temporary or last for extended periods. Moreover, changing economic, political, geopolitical, social, financial market or other conditions in one country or geographic region could adversely affect the value, yield and return of the investments held by the Company in a different country or geographic region and economies, markets and issuers generally because of the increasingly interconnected global economies and financial markets.

Different sectors, industries and security types may react differently to such developments and, when the market performs well, there is no assurance that the Company’s investments will increase in value along with the broader markets. Periods of market stress and volatility of financial markets, including potentially extreme stress and volatility caused by the events described above or similar circumstances, can expose the Company to greater market risk than normal, possibly resulting in greatly reduced liquidity and increased valuation risks, for certain asset classes, longer than usual trade settlement periods. The fewer the number of issuers in which the Company invests and/or the greater the use of leverage, the greater the potential volatility in the Company’s portfolio. The Advisor potentially could be prevented from considering, managing and executing investment decisions at an advantageous time or price or at all as a result of any domestic or global market or other disruptions, particularly disruptions causing heightened market volatility and reduced market liquidity, such as the current conditions, which have also resulted in impediments to the normal functioning of workforces, including personnel and systems of the Company’s service providers and market intermediaries. The value of the securities owned by the Company may decline due to general market conditions that are not specifically related to a particular issuer, such as real or perceived economic conditions, changes in interest or currency rates or changes in investor sentiment or market outlook generally.

Thus, investors should closely monitor current market conditions to determine whether the Company meets their individual financial needs and tolerance for risk.

Risks Related to the Company’s Investments

Illiquid Nature of Investment Portfolio

The Company generally invests in long-term loans to and make ancillary investments in the warrants or preferred stock of middle market private companies that do not have an established trading market. The Company makes direct investments in middle market companies (“Portfolio Investments”). The Company’s Portfolio Investments typically exit their debt and equity investments through structured terms and amortization or when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of the Company’s investments may adversely affect the Company’s ability to dispose of debt and equity securities at times when it may be otherwise advantageous for the Company to liquidate such investments. The Company cannot predict whether it will be able to sell any asset for the price or on the terms set by it or whether any price or other terms offered by a prospective purchaser would be acceptable to the Company. The Company also cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. The Company may be required to expend cash to correct defects or to make improvements before an asset can be sold, and there can be no assurance that it will have cash available to correct those defects or to make those improvements. As a result, the Company’s ability to sell investments in response to changes in economic and other conditions could be limited. Limitations on the Company’s ability to respond to adverse changes in the performance of its investments may have a material adverse effect on the Company’s business, financial condition and results of operations and the Company’s ability to make distributions.

Investing in Private Companies Involves a High Degree of Risk

The Company’s portfolio is expected to primarily consist of long-term loans to and investments in middle market companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses for the Stockholders in those investments and accordingly should be considered speculative. There is generally no publicly available information about the companies in which the Company invests, and the Company relies significantly on the diligence of its service providers and agents to obtain information in connection with investment decisions. If the Company is unable to identify all material information about these companies, among other factors, the Company may fail to receive the expected return on investment or lose some or all of the money invested in these companies. In addition, these businesses may have shorter operating histories, narrower product lines, smaller market shares and less experienced management than their larger competitors and may be more vulnerable to customer preferences, market conditions, and loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, investments in such businesses. As a Stockholder, the Company is subject to the risk that a Portfolio Investment may make a business decision that does not serve the Company’s best interests, which could decrease the value of the investment. Deterioration in an underlying portfolio company’s financial condition and prospects may be accompanied by deterioration in the collateral for a loan, if any, and an event of default by the portfolio company. Such an event may reduce the Company’s anticipated return on invested capital and delay the timeline for distributions to Stockholders.

Illiquid Nature of the Company’s Common Stock

The shares are issued in reliance upon certain exemptions from registration or qualification under applicable Federal and state securities laws and so may be subject to certain restrictions on transferability. There will be no public market for the shares and none is expected to develop. In addition, Stockholders will not be entitled to withdraw their Capital Contributions, and shares may not be assigned or transferred without the consent of the Advisor, subject to certain exceptions. Accordingly, the shares constitute illiquid investments and should only be purchased by persons that are “accredited investors” as such term is defined under the Securities Act, and “qualified purchasers” as such term is defined under the 1940 Act (except as may be waived by the Advisor for parties who are “knowledgeable employees” under Rule 3c-5 of the 1940 Act and applicable SEC interpretations), and able to bear the risk of their investment in shares for an indefinite period of time.

No Guarantee to Replicate Historical Results Achieved by PIMCO or its Affiliates

The Company’s primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by PIMCO. The Company may consider co-investing in Portfolio Investments with other investment funds, accounts or investment vehicles managed by PIMCO subject to the exemptive relief or investing in reliance on available no-action relief. Any such investments will be subject to regulatory limitations and approvals by the Company’s independent directors. The Company can offer no assurance, however, that it will be able to obtain such approvals or develop opportunities that comply with such limitations. There can be no guarantee that the Company will replicate the historical results achieved by similar strategies managed by PIMCO, and investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on the Company’s future performance.

Negative Impact on Portfolio Companies from Economic Recessions or Downturns

Many of the companies in which the Company intends to make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to repay loans or engage in a Liquidity Event such as a sale, recapitalization, or initial public offering. The amount of nonperforming assets may increase and the value of the Company’s portfolio may decrease during these periods. Adverse economic conditions also may decrease the value of any collateral securing some of the loans. These conditions could lead to financial losses to the Company’s portfolio and overall assets. A “Liquidity Event” includes: (1) an IPO or (2) a Sale Transaction.

Potential Adverse Effects of New or Modified Laws or Regulations

The Company and its portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by the Company or its portfolio companies to comply with these laws or regulations, could require changes to certain of the Company’s or its portfolio companies’ business practices, negatively impact the Company’s or its portfolio companies’ operations, cash flows or financial condition, impose additional costs on the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact the Company’s operations, cash flows or financial condition, impose additional costs on the Company, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business.

General Credit Risks

The Company may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Company’s investments. In the event of foreclosure, the Company or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Company. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Company. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Company’s rights.

Changes in Interest Rates May Affect Net Investment Income

The Company’s debt investments may be based on floating rates, such as the LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of its interests and the rate of return on invested capital. The Company’s floating rate investments may be linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to the Company that are linked to LIBOR, or how such changes could affect the Company’s results of operations or financial condition. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on its overall financial condition or results of operations.

In July 2017, the United Kingdom Financial Conduct Authority announced that it would no longer use its influence or legal powers to persuade or compel contributing banks to make LIBOR submissions after the end of 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published on a representative basis. The ICE Benchmark Administration (“IBA”) has stated that it will cease to publish the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings immediately following their publication on June 30, 2023. Although some settings of U.S. dollar LIBOR continue to be published, there is no assurance that LIBOR will continue to exist as a representative rate until June 30, 2023, or at any time thereafter.

In the United States, the Alternative Reference Rate Committee (“ARRC”), which is sponsored by the Board of Governors of the Federal Reserve System, has designated the Secured Overnight Financing Rate (“SOFR”) as the best rate to replace U.S. dollar LIBOR as a benchmark rate, and the Federal Reserve Bank of New York began publishing SOFR on April 3, 2018. SOFR is an overnight rate based on trade-level data from various segments of the U.S. Treasury repo market. However, unlike LIBOR, SOFR is a secured (and, accordingly, a more risk-free) rate, and is a “backward-looking” overnight rate (and therefore does not include forward-looking term maturities (such as 1-month, 3-month, and 6-month rates)).

There is also no assurance that the characteristics of any alternative reference rates that are designated will be similar to those of any LIBOR, or that any alternative reference rate will be suitable for use as a benchmark rate for any particular product or security, or that use of an alternative reference rate will produce the economic equivalence of the LIBOR-based rate currently used for such products or securities.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on the Company’s net interest income. An increase in interest rates could decrease the value of any investments the Company holds which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase the Company’s interest expense, thereby decreasing its net income. Also, an increase in interest rates available to investors could make investment in the Company less attractive if the Company is not able to increase its dividend or distribution rate, which could reduce the value of an investment in the Company.

The current interest rate environment is magnifying the Company’s susceptibility to interest rate risk and may adversely affect the Company by diminishing yield and impacting performance. As of the date of this report, the Federal Reserve Board has increased interest rates several times since the beginning of 2022 and has signaled the possibility of further increases. It is difficult to accurately predict the pace at which the Federal Reserve Board will increase interest rates any further, or the timing, frequency or magnitude of any such increases, and the evaluation of macro-economic and other conditions could cause a change in approach in the future. Any such changes could be sudden and unpredictable. Certain economic conditions and market environments will expose fixed-income and debt instruments to heightened volatility and reduced liquidity, which can negatively impact the Company’s performance or otherwise adversely impact the Company.

Certain countries have experienced negative interest rates on certain debt securities and have pursued negative interest rate policies in recent years. A negative interest rate policy is an unconventional central bank monetary policy tool where nominal target interest rates are set with negative value intended to create self-sustaining growth in the local economy. To the extent the Company holds a debt instrument with a negative interest rate, the Company would generate a negative return on that investment. If negative interest rates become more prevalent in the market, market participants may seek to reallocate their investments to other income-producing assets, which could further reduce the value of instruments held by the Company with a negative yield.

Investors should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate the Company may receive on many of its debt investments.

Potential for Volatile Markets

The valuations of the Company’s investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Company’s returns.

Availability of Suitable Investments

The business of investing in middle market companies has from time to time been highly competitive; the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. There are no assurances that the Company may be able to invest and reinvest its capital fully or that suitable investment opportunities will be identified which satisfy the Company’s rate of return or maturity objectives. Competition in the industry and performance by the borrower could reduce the rates of return available to the Company on its investments.

Competition Risk

Identifying, completing and realizing attractive portfolio investments is competitive and involves a high degree of uncertainty. The Company’s profitability depends, in large part, on its ability to acquire target assets at attractive prices. In acquiring its target assets, the Company will compete with a variety of institutional investors, including specialty finance companies, public and private funds (including other funds managed by PIMCO), other BDCs, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Also, as a result of this competition, desirable investments in the Company’s target assets may be limited in the future and the Company may not be able to take advantage of attractive investment opportunities from time to time, as the Company can provide no assurance that it will be able to identify and make investments that are consistent with its investment objectives. The Company cannot assure you that the competitive pressures it faces will not have a material adverse effect on its business, financial condition and results of operations or the Company’s ability to locate, consummate and exit investments that satisfy its investment objectives.

Uncertainty as to the Value of Certain Portfolio Investments

The Company expects that many of its Portfolio Investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and will be valued at fair value as determined in good faith by the Advisor, including to reflect significant events affecting the value of the Company’s investments. Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that the Company’s portfolio valuations will be based on unobservable inputs and the Company’s assumptions about how market participants would price the asset or liability in question. The Company expects that inputs into the determination of fair value of Portfolio Investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Company expects to retain the services of one or more independent service providers to review at least annually the valuation of material fair valued loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Company’s net asset value could be adversely affected if determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the Management Fee and Administration Fee may result in conflicts of interest between the Advisor, on the one hand, and Stockholders on the other hand, with respect to the valuation of investments.

Syndication and/or Transfer of Investments

The Company, directly or through the use of one or more SPVs, may originate and/or purchase certain debt assets, including ancillary equity assets (“Assets”). (Ancillary equity assets are generally received in connection with the Company’s debt investments, where the Company on occasion may receive equity interests such as warrants or options as additional consideration.) The Company may also purchase certain Assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Company may, in certain circumstances, originate or purchase such Assets with the intent of syndicating and/or otherwise transferring a significant portion thereof, including to one or more offshore funds or accounts managed by the Advisor or any of their affiliates. In such instances, the Company will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the Company will also bear the risk of any inability to syndicate or otherwise transfer such Assets or such amount thereof as originally intended, which could result in the Company owning a greater interest therein than anticipated.

Derivatives Risk

The use of derivative instruments involves risks different from, and possibly greater than, the risks associated with investing directly in securities and other traditional investments. Derivatives are subject to a number of risks, such as liquidity risk (which may be heightened for highly-customized derivatives), interest rate risk, market risk, credit risk, leveraging risk, counterparty risk, tax risk and management risk, as well as risks arising from changes in applicable requirements. They also involve the risk arising from margin requirements, the risk arising from mispricing or valuation complexity, the risk of unfavorable or ambiguous documentation and the risk that changes in the value of the derivative may not correlate perfectly with the underlying asset, rate or index. If the Company invests in a derivative instrument, it could lose more than the principal amount invested. Also, suitable derivative transactions may not be available in all circumstances and there can be no assurance that the Company will engage in these transactions to reduce exposure to other risks when that would be beneficial. The Company’s use of derivatives may increase or accelerate the amount of taxes payable by Stockholders. OTC derivatives are also subject to the risk that a counterparty to the transaction will not fulfill its contractual obligations to the other party, as many of the protections afforded to centrally-cleared derivatives might not be available for OTC derivatives transactions. For derivatives traded on an exchange or through a central counterparty, credit risk resides with the Company’s clearing broker, or the clearinghouse itself, rather than with a counterparty in an OTC derivative transaction.

Hedges are sometimes subject to imperfect matching between the derivative and the underlying instrument, and there can be no assurance that the Company’s hedging transactions will be effective.

Regulation of the derivatives market presents additional risks to the Company and may limit the ability of the Company to use derivatives, and the availability or performance of such instruments. For instance, in October 2020, the SEC adopted Rule 18f-4 under the 1940 Act providing for the regulation of a registered investment company’s use of derivatives, short sales, reverse repurchase agreements, and certain other instruments. Under Rule 18f-4, a fund’s derivatives exposure is limited through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. However, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users (as defined in Rule 18f-4) and would not be subject to the full requirements of Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments, as discussed herein, effective at the time that the Company complies with Rule 18f-4. Rule 18f-4 could limit the Company’s ability to engage in certain derivatives and other transactions and/or increase the costs of such transactions, which could adversely affect the value or performance of the Company. Compliance with Rule 18f-4 became required starting in August 2022.

Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans), such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. These requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

Investments in Leveraged Portfolio Companies

The Company may invest in certain small business investment companies or other funds that may employ leverage as part of their strategy. In addition, as described above, the Company may borrow funds to consummate an investment or to pay the Management Fee. Leverage provides an opportunity for a fund to enhance the rate of return to its Stockholders, but creates additional risk with respect to the return of capital or the reduction of the rate of return for Stockholders in the event that such fund’s investments have not performed well. Whether the effect of leverage is beneficial or detrimental to such fund’s Stockholders will depend, among other things, on the cost of the leverage and the investment experience of such fund. With respect to SBA leverage, as is the case with other Federal funding programs, the SBIC program requires periodic Congressional reauthorization. Although the program has been in existence since 1958 and there is no reason to believe that it will not continue to be reauthorized, there can be no assurance that the maximum leverage authorized for any particular fiscal year will be adequate to meet the demand for debenture leverage in that year.

Small Business Company License

Employees of the Advisor (or an affiliate of the Advisor) may apply for a license to form a SBIC for the Company. If the application is approved and the SBA so permits, the SBIC license will be transferred to a wholly-owned subsidiary of the Company. Following such transfer, the SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. The Company cannot assure you that the principals or employees of PIMCO will be successful in receiving an SBIC license from the SBA or that the SBA will permit such license to be transferred to the Company. If the Company does receive an SBIC license, there is no minimum amount of SBA-guaranteed debentures that must be allocated to us.

SBA Fees and SBIC Debenture Rate

SBICs pay to the SBA fees associated with participation in the SBIC program and the use of SBA leverage. Such fees are set by the Federal Government and may change without warning and potentially impact returns of the Company. Additionally, fees associated with SBIC leverage rates are adjusted on a semi-annual basis. In advance of SBIC leverage drawdowns, debenture rates may increase and negatively impact returns.

Possibility of the Need to Raise Additional Capital

The Company may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of this offering. Unfavorable economic conditions could increase the Company’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company will be required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to Stockholders to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

Direct Investing Risks in Middle Market Companies

Investing in middle-market and small company mezzanine debt involves risks that range from the more general risks of fixed income investments to those specific to the characteristics of mezzanine debt. As with other debt instruments, there is a risk of issuer default but this risk is compounded by the fact that companies borrowing mezzanine debt are more apt to have a leveraged balance sheet. Additionally, the middle-market and small company focus means that the companies will generally be smaller, more concentrated in their business activities, have fewer capital-raising alternatives and limited management depth.

The debt of most middle-market and small companies is not rated by rating agencies. However, these borrowers are widely considered to be below investment grade. In the event of default, recoveries can be low because mezzanine debt claims are often subordinate to senior debt. Lack of liquidity is also another risk factor associated with middle-market and small company mezzanine debt.

While middle market companies may have potential for rapid growth, they often involve higher risks than larger companies. Middle market companies have more limited financial resources than larger companies and may be unable to meet their obligations under their debt obligations that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment. Middle market companies also typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Less publicly available information may be available about these companies and they may not be subject to the financial and other reporting requirements applicable to public companies. They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on the Company. Middle market companies may also have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. They may also have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity. If these companies are private companies, there will not be as much publicly available information about these companies as there is for public companies and such information may not be of the same quality. The Company will generally focus on debt investments in middle market companies. The Advisor may determine whether companies are U.S.-based or qualify as “middle market” in its sole discretion.

Second-Lien, or Other Subordinated Loans or Debt Risk

The Company may acquire and/or originate second-lien or other subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of the Company’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Company’s loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after all senior debt is paid in full. The Company’s ability to amend the terms of the Company’s loans, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to the Company’s loans exists.

Unsecured Loans or Debt

The Company may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to the Company. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.

Risks Associated with Covenant-Lite Loans

A significant number of leveraged loans in the market may consist of loans that do not contain financial maintenance covenants (“Covenant-Lite Loans”). While the Company does not intend to invest in Covenant-Lite Loans as part of its principal investment strategy, it is possible that such loans may comprise a portion of the Company’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios. Ownership of Covenant-Lite Loans may expose the Company to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation than is the case with loans that also contain financial maintenance covenants.

Below investment Grade and Unrated Debt Obligations Risk

The Company may invest in below investment grade debt obligations. Investments in the below investment grade categories are subject to greater risk of loss of principal and interest than higher-rated securities and may be considered to be predominantly speculative with respect to the obligor’s capacity to pay interest and repay principal. They may also be considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with below investment grade securities, the yields and prices of such securities may fluctuate more than those for higher-rated securities. The market for below investment grade securities may be smaller and less active than that for higher-rated securities, which may adversely affect the prices at which these securities can be sold and result in losses to the Company, which, in turn, could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and net asset value. Investments in below investment grade instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. Investments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans” (i.e., loans to companies with existing debt).

In addition, the Company may invest in debt obligations which may be unrated by a recognized credit rating agency, which may be subject to greater risk of loss of principal and interest than higher-rated debt obligations or debt obligations which rank behind other outstanding securities and obligations of the obligor, all or a significant portion of which may be secured on substantially all of that obligor’s assets. The Company may also invest in debt obligations which are not protected by financial covenants or limitations on additional indebtedness. In addition, evaluating credit risk for debt securities involves uncertainty because credit rating agencies throughout the world have different standards, making comparison across countries difficult. Any of these factors could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and net asset value.

To the extent that the Company invests in below investment grade investments that are also stressed or distressed then the risks discussed above are heightened.

Equity Securities Risk

The Company may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long term, common stock also has experienced significantly more volatility in those returns. The equity securities the Company acquires may fail to appreciate and may decline in value or become worthless, and the Company’s ability to recover its investment will depend on a portfolio company’s success. Investments in equity securities involve a number of significant risks. While there are many types of equity securities, prices of all equity securities will fluctuate. Any equity investment in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or other senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process. To the extent that the portfolio company requires additional capital and is unable to obtain it, the Company may not recover its investment. In some cases, equity securities in which the Company invests will not pay current dividends, and the Company’s ability to realize a return on its investment, as well as to recover its investment, will be dependent on the success of the portfolio company.

Interest Rate Risk

The Company intends to primarily invest in instruments with adjustable rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules.

Borrowing and Derivative Risk

The Company may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors as part of its investment strategy. Holders of these senior securities will have fixed-dollar claims on the Company’s assets that are superior to the claims of Stockholders. If the value of the Company’s assets decreases, leveraging would cause net asset value (“NAV”) to decline more sharply than it otherwise would have if the Company did not employ leverage. Similarly, any decrease in the Company’s income would cause net income to decline more sharply than it would have had it not borrowed. Such a decline could negatively affect the Company’s ability to make Common Stock dividend payments. The Company’s ability to service any debt that it incurs will depend largely on its financial performance and will be subject to prevailing economic conditions and competitive pressures. There can be no assurance that the Company will use leverage or that a leveraging strategy will be successful during any period in which it is employed.

Furthermore, any credit agreement or other debt financing agreement into which the Company may enter may impose financial and operating covenants that restrict its investment activities, the Company’s ability to call capital, remedies on default and similar matters. In connection with borrowings, the Company’s lenders may also require the Company to pledge assets, Stockholder commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for Capital Contributions upon the occurrence of an event of default under such financing arrangement. To the extent such an event of default does occur, Stockholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

Lastly, the Company may be unable to obtain its desired leverage, which would, in turn, affect a Stockholder’s return on investment. The Company’s use of leverage, if any, creates the opportunity for increased Common Stock net income, but also creates special risks for Stockholders. To the extent used, there is no assurance that the Company’s leveraging strategies will be successful. Leverage is a speculative technique that may expose the Company to greater risk and increased costs. The Company’s assets attributable to leverage, if any, will be invested in accordance with the Company’s investment objectives and policies. Interest expense payable by the Company with respect to derivatives and other forms of leverage, and dividends payable with respect to any preferred shares outstanding, if any, will generally be based on shorter-term interest rates that would be periodically reset. So long as the Company’s portfolio investments provide a higher rate of return (net of applicable Company expenses) than the interest expenses and other costs to the Company of such leverage, the investment of the proceeds thereof will generate more income than will be needed to pay the costs of the leverage. If so, and all other things being equal, the excess may be used to pay higher dividends to Stockholders than if the Company were not so leveraged. If, however, shorter-term interest rates rise relative to the rate of return on the Company’s portfolio, the interest and other costs to the Company of leverage could exceed the rate of return on the debt obligations and other investments held by the Company, thereby reducing return to Stockholders. In addition, fees and expenses of any form of leverage used by the Company will be borne entirely by the Stockholders (and not by preferred Stockholders, if any) and will reduce the investment return of the Common Stocks. Therefore, there can be no assurance that the Company’s use of leverage will result in a higher yield on the Common Stocks, and it may result in losses. In addition, any preferred shares issued by the Company are expected to pay cumulative dividends, which may tend to increase leverage risk.

Leverage creates several major types of risks for Stockholders, including:

•	the likelihood of greater volatility of NAV of Common Stocks, and of the investment return to Stockholders, than a comparable portfolio without leverage;

•

the possibility either that Common Stock dividends will fall if the interest and other costs of leverage rise, or that dividends paid on Common Stocks will fluctuate because such costs vary over time; and

•

the effects of leverage in a declining market or a rising interest rate environment, as leverage is likely to cause a greater decline in the NAV of the Common Stocks than if the Company were not leveraged and may result in a greater decline in the market value of the Common Stocks.

•	In addition, the counterparties to the Company’s leveraging transactions and any preferred Stockholders of the Company will have priority of payment over the Company’s Stockholders.

The Company may engage in total return swaps, reverse repurchases, loans of portfolio securities, short sales and when-issued, delayed delivery and forward commitment transactions, credit default swaps, basis swaps and other swap agreements, purchases or sales of futures and forward contracts (including foreign currency exchange contracts), call and put options and/or other derivatives. The Company’s use of such transactions gives rise to associated leverage risks described above, and may adversely affect the Company’s income, distributions and total returns to Stockholders. To the extent that any offsetting positions do not behave in relation to one another as expected, the Company may perform as if it is leveraged through use of these derivative strategies.

Any total return swaps, reverse repurchases, loans of portfolio securities, short sales and when-issued, delayed delivery and forward commitment transactions, credit default swaps, basis swaps and other swap agreements, purchases or sales of futures and forward contracts (including foreign currency exchange contracts), call and put options or other derivatives by the Company or counterparties to the Company’s other leveraging transactions, if any, would have seniority over the Company’s Common Stocks.

In October 2020, the SEC adopted a rule related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies that rescinds and withdraws the guidance of the SEC and its staff regarding asset segregation and cover transactions that was applicable to the Company as of the date of this report. Subject to certain exceptions, the rule requires funds that trade derivatives and other transactions that create future payment or delivery obligations to comply with a value-at-risk leverage limit and certain derivatives risk management program and reporting requirements. The rule went into effect on February 19, 2021. The compliance date for the new rule and the related reporting requirements was August 19, 2022. Management has implemented changes in connection with the rule and has determined that there is no material impact to the Company’s financial statements.

PIK Interest Payments

Certain of the Company’s debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt of PIK interest will have the effect of increasing the Company’s assets under management. As a result, the receipt of PIK interest may result in an increase in the amount of the base Management Fee payable by the Company. To the extent PIK interest income constitutes a portion of income, the Company will be exposed to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash, including the following:

•

The higher yields and interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans.

•

PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral.

•	PIK interest has the effect of generating investment income. The deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

Prepayment Risk

The terms of loans in which the Company invests may permit the borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Company earlier than expected. This may happen when there is a decline in interest rates, when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Company’s investment assets may be affected by the rate of prepayments differing from the Advisor’s expectations. Assuming an improvement in the credit market conditions, early repayments of the debt held by the Company could increase. To the extent early prepayments increase, they may have a material adverse effect on the Company’s investment objectives and profits. In addition, if the Company is unable to reinvest the proceeds of such prepayments received in investments expected to be as profitable, the proceeds generated by the Company will decline as compared to the Advisor’s expectations.

Collateral Risk

The collateral and security arrangements in relation to such secured obligations as the Company may invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by an obligor, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. If the investments do not benefit from the expected collateral or security arrangements, this may adversely affect the value of or, in the event of default, the recovery of principal or interest from such investments made by the Company. Accordingly, any such a failure to properly create or perfect collateral and security interests attaching to the investments could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and net asset value.

Volatility of Loans and Debt Securities of Leveraged Companies

Leveraged companies may experience bankruptcy or similar financial distress. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to the Company’s interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, the Company could become subject to a lender’s liability claim, if, among other things, the borrower requests significant managerial assistance from the Company and it provides such assistance as contemplated by the 1940 Act.

Various laws enacted for the protection of creditors may apply to certain investments that are debt obligations, although the existence and applicability of such laws will vary between jurisdictions. For example, if a court were to find that an obligor did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest securing such investment, and, after giving effect to such indebtedness, the obligor: (i) was insolvent; (ii) was engaged in a business for which the assets remaining in such obligor constituted unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court may: (a) invalidate such indebtedness and such security interest as a fraudulent conveyance; (b) subordinate such indebtedness to existing or future creditors of the obligor; or (c) recover amounts previously paid by the obligor in satisfaction of such indebtedness or proceeds of such security interest previously applied in satisfaction of such indebtedness. In addition, if an obligor in whose debt the Company has an investment becomes insolvent, any payment made on such investment may be subject to avoidance, cancellation and/or clawback as a “preference” if made within a certain period of time (which for example under some current laws may be as long as two years) before insolvency.

In general, if payments on an investment are voidable, whether as fraudulent conveyances, extortionate transactions or preferences, such payments may be recaptured either from the initial recipient or from subsequent transferees of such payments. To the extent that any such payments are recaptured, there may be a material adverse effect on the Company’s performance.

Counterparty Risk

To the extent that contracts for investment will be entered into between the Company and a market counterparty as principal (and not as agent), the Company is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Company. The Company may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Company’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Company’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Company will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Company is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Company intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Company will not sustain a loss on a transaction as a result.

Non-U.S. Currencies and Investments

Investing in securities of non-U.S. issuers involves certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers. These considerations include changes in exchange control regulations, political, geopolitical and social instability, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of the Company’s investments will be U.S. dollar denominated, any investments that are denominated in a non-U.S. currency are subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. The Company may, but is not obligated to, employ hedging techniques to minimize these risks, and there can be no assurance that any such hedging strategies, if employed, will be effective.

Risks of Engaging in Hedging Transactions

Subject to application of the 1940 Act and applicable CFTC regulations, the Company may enter into hedging transactions, which may expose it to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

Hedging against a decline in the values of the Company’s portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that the Company is not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions the Company may enter into will depend on the Company’s ability to correctly predict movements in currencies and interest rates. Therefore, while the Company may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, the Company may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose it to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Potential Failure to Make Follow-On Investments in Portfolio Companies

Following an initial investment in a portfolio company, the Company may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part the Company’s equity ownership percentage;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of the Company’s investment.

The Company may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

The Company will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Company’s initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of its RIC status.

Potential Impact of Not Holding Controlling Equity Interests in Portfolio Companies

The Company does not generally intend to take controlling equity positions in the Company’s portfolio companies. To the extent that the Company does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Company disagrees, and the Stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the lack of liquidity for the debt and equity investments that the Company typically holds in portfolio companies, the Company may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company, and may therefore suffer a decrease in the value of its investments.

Defaults by Portfolio Companies

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Company holds and the value of any equity securities the Company owns. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. The Company may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party to perform its obligations until it is able to remedy the force majeure event. In addition, the Company’s cost of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if the Company’s investment in such issuer is cancelled, unwound or acquired (which could be without what the Advisor considers to be adequate compensation). To the extent the Company is exposed to investments in issuers that as a group are exposed to such force majeure events, the Company’s risks and potential losses are enhanced.

Unspecified Use of Proceeds

The proceeds of this offering are intended to be used to make investments which, as of the date of the Subscription Agreement, have not been selected by the Advisor, and therefore Stockholders of the Company do not expect to have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding all investments by the Company. No assurance can be given that the Company may be successful in obtaining suitable investments or that, if the investments are made, the objectives of the Company may be achieved.

Management Risk

The Company is subject to management risk because it is an actively managed investment portfolio. PIMCO will apply investment techniques and risk analysis in making investment decisions for the Company, but there can be no guarantee that these decisions will produce the desired results. Certain securities or other instruments in which the Company seeks to invest may not be available in the quantities desired. In addition, regulatory restrictions, actual or potential conflicts of interest or other considerations may cause PIMCO to restrict or prohibit participation in certain investments. In such circumstances, PIMCO may determine to purchase other securities or instruments as substitutes. Such substitute securities or instruments may not perform as intended, which could result in losses to the Company. To the extent the Company employs strategies targeting perceived pricing inefficiencies, arbitrage strategies or similar strategies, it is subject to the risk that the pricing or valuation of the securities and instruments involved in such strategies may change unexpectedly, which may result in reduced returns or losses to the Company. The Company is also subject to the risk that deficiencies in the internal systems or controls of PIMCO or another service provider will cause losses for the Company or hinder Company operations. For example, trading delays or errors (both human and systemic) could prevent the Company from purchasing a security expected to appreciate in value. Additionally, actual or potential conflicts of interest, legislative, regulatory, or tax restrictions, policies or developments may affect the investment techniques available to PIMCO in connection with managing the Company, may cause PIMCO to restrict or prohibit participation in certain investments and may also adversely affect the ability of the Company to achieve its investment objectives. There also can be no assurance that all of the personnel of PIMCO will continue to be associated with PIMCO for any length of time. The loss of the services of one or more key employees of PIMCO could have an adverse impact on the Company’s ability to realize its investment objectives.

In addition, the Company may rely on various third-party sources to calculate its NAV. As a result, the Company is subject to certain operational risks associated with reliance on service providers and service providers’ data sources. In particular, errors or systems failures and other technological issues may adversely impact the Company’s calculations of its NAV, and such NAV calculation issues may result in inaccurately calculated NAVs, delays in NAV calculation and/or the inability to calculate NAVs over extended periods. The Company may be unable to recover any losses associated with such failures.

Dependence on Information Systems and Potential Systems Failures

PIMCO is highly dependent on its communications and information systems. System failures, breaches or cyber-attacks could significantly disrupt PIMCO’s business, which could have a material adverse effect on the results of operations and cash flows of the Company and negatively affect the Company’s ability to make distributions to Stockholders. System breaches in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could result in disruptions of PIMCO’s communications and information systems, unauthorized release of confidential or proprietary information and damage or corruption of data. These events could lead to higher operating costs from remedial actions, loss of business and potential liability.

Board Participation

It is anticipated that the Company may have observation rights in or membership on the board of advisors of the majority of its Portfolio Investments. While such rights could enhance the Company’s ability to manage its investments, they are not critical to the Company’s investment philosophy and they may have the effect of impairing the ability of the Company to sell the related securities when, and upon the terms, the Company might otherwise desire, as such rights may subject the Company to legal claims it would not otherwise be subject to as an investor, including claims of breach of duty of loyalty, securities claims, and other claims related to the Company’s involvement on the board. In addition, the Company, as holder of those securities, may be precluded from selling the securities, even if desired, due to the possession of its representatives of material non-public information about the company to which the securities relate.

Other Activities of Company Management

As noted above, the management of the Company are currently engaged, and may continue to be engaged, in other philanthropic, community and business activities, and they may be required to allocate a portion of their time to engaging in such other activities. In addition, certain team members who are aligned and engaged partners of the Advisor and also providing valuable insights and relationships to the Advisor and the Company are not full-time employees.

Limited Liability and Indemnification of the Advisor

Under the Advisory Agreement, the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, and any person controlling or controlled by the Advisor will not be liable to the Company, any subsidiary of the Company, the directors, the Stockholders or any subsidiary’s Stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to the Company under the Advisory Agreement. In addition, as part of the Advisory Agreement, the Company has agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the Company’s business and operations or any action taken or omitted on the Company’s behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on the Company’s behalf than it would when acting for its own account.

Third Party Litigation

The Company’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Company exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misconduct or gross negligence by the Advisor, be borne by the Company (to the extent not borne by the portfolio companies) and would reduce net assets or could require Stockholders to return to the Company distributed capital and earnings. The Advisor and others are indemnified in connection with such litigation, subject to certain conditions. The outcome of such proceedings may materially adversely affect the value of the Company or its investments and may continue without resolution for long periods of time. Any litigation may consume substantial amounts of the Advisor’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation.

Projections

The Company may rely upon projections developed by the Advisor, a portfolio fund or an operating company, concerning the portfolio company’s or fund’s performance and potential cash flows. Projections are inherently subject to uncertainty and factors beyond the control of the Advisor or any portfolio company. The inaccuracy of certain assumptions, the failure to satisfy certain financial requirements or the occurrence of other unforeseen events could impair the ability of a portfolio company, and hence the Company, to realize projected values and cash flow.

Credit Investigation

The Company’s overall performance is heavily reliant upon the underwriting and investment analysis and performance of the Portfolio Investments. There can be no assurance that such evaluations may be complete or that the underlying due diligence may reveal all issues. Investments may fail to meet expectations projected on the basis of such evaluations due to a number of undiscovered or unanticipated factors.

Timing of Investment Returns

The Company may not always be able to realize upon its investments in a manner that produces the maximum return on such investments. A fund may elect or be required to remain invested in a manner that does not maximize returns on a given investment because of the inherent unpredictability involved in evaluating the point at which such returns are maximized. SBICs cannot make distributions to Stockholders unless permitted by the SBA which could delay distributions or impair overall returns to Stockholders.

Distribution Risk

Although the Company may seek to maintain a level distribution rate, the Company’s distribution rate may be affected by numerous factors, including but not limited to changes in realized and projected market returns, fluctuations in market interest rates, Company performance, and other factors. For instance, during periods of low or declining interest rates, the Company’s distributable income and dividend levels may decline for many reasons. There can be no assurance that a change in market conditions or other factors will not result in a change in the Company’s distribution rate or that the rate will be sustainable in the future.

The Company’s distributions to Stockholders may be funded from expense reimbursements or waivers that are subject to repayment to the Advisor pursuant to the Expense Reimbursement Agreement. Any such distributions funded through expense reimbursements or waivers will not be based on the Company’s investment performance and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to make such reimbursements or waivers. Future repayments of amounts subject to reimbursement or waiver will reduce the distributions that Stockholders would otherwise receive in the future. There can be no assurance that the Company will achieve the performance necessary to be able to pay distributions at a specific rate or at all. The Advisor has no obligation to waive or otherwise reimburse expenses.

Failure to Fund Commitments

The Company intends to draw down against the commitments made by Stockholders. Stockholders will be required to make Capital Contributions to purchase shares of the Company’s Common Stock each time the Company delivers a drawdown notice. The Company’s Subscription Agreement is structured to motivate Stockholders to fund their commitments when called by permitting the Advisor to: offer the investment opportunity to other Stockholders; cause the defaulting Stockholder to sell its interest in the Company; take legal action against the defaulting Stockholder; prohibit the defaulting Stockholder from participating in future Company investments; withhold distributions made, subsequent to the Stockholder’s default, on the remaining interests until the final liquidation of the Company; require the Stockholder to share in any losses of the Company but not share in any profits; forfeit its shares or any combination thereof. There can be no assurance, however, that all Stockholders may fund their commitments in a timely manner. Failure by Stockholders to fund their commitments when called could result in the Company being precluded from an investment opportunity and could result in returns being less than might otherwise occur.

Changes to Government Policies and Regulations

Future regulatory changes at various securities industry regulatory bodies such as the SEC and legislative changes at Federal and state levels may impose on the Company stricter investment guidelines resulting in any or all of reduction of deal flow, increased reporting and compliance costs and investment restrictions. Such results may have a negative impact on the returns generated to Stockholders.

Limited Recourse

Other than as described in the Subscription Agreement, Stockholders in the Company will not have recourse to assets other than those in the Company.

Risk Associated with Portfolio Company Assets

The tangible assets held by the Company’s portfolio companies, which may be materially encumbered if the Company makes an investment, may be subject to the risks of investment in property in general. These risks include, among others, employee misconduct, strikes, theft, fire, terrorism, war, general or local economic conditions, acts of God (which may result in uninsured or uninsurable losses), and other factors which are beyond the control of portfolio company management, the Advisor, or the Company. Should any of these events occur with respect to the assets of any portfolio company, the value of the Company’s investment in such portfolio company could be adversely affected and any debt obligations secured by such assets could be accelerated if adequate insurance proceeds and/or additional collateral are unavailable.

Financial Fraud

Instances of fraud, material misrepresentations or omissions, professional negligence and/or other deceptive practices (including those committed by transaction counterparties, issuers, Portfolio Investments, Service Providers and their respective employees, officers, directors or other representatives) may undermine the Advisor’s due diligence efforts with respect to and/or negatively affect the valuation of the Company’s Portfolio Investments. If such fraud or other action or omission occurs, the Company may suffer a material loss of capital and the value of the Company’s Portfolio Investments may be adversely impacted.

Impact of COVID-19

The spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While restrictions, business closures and other quarantine measures have been lifted in certain states in the United States and other countries, COVID-19 outbreaks have led and could lead to the re-introduction of such restrictions. As a result, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our operating results or the impact COVID-19 may have on our results of operations and financial condition.

Bank Failures

The impairment or failure of one or more banks with whom the Company, its portfolio companies, and/or the Advisor transact may inhibit the ability of the Company or its portfolio companies to access depository accounts. In such cases, the Company may be forced to delay or forgo investments, resulting in lower Company performance. In the event of such a failure of a banking institution where the Company or one or more of its portfolio companies holds depository accounts, access to such accounts could be restricted and U.S. Federal Deposit Insurance Corporation (“FDIC”) protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, the Company and its affected portfolio companies would not recover such excess, uninsured amounts.

Severe Economic Consequences of Defaulting Stockholders

If Stockholders fail to fund their commitment obligations or to make required Capital Contributions when due, the Company’s ability to complete its investment program or otherwise continue operations may be substantially impaired. A Stockholder’s failure to fund such amounts when due causes that Stockholder to become a defaulting Stockholder. If a substantial number of Stockholders become defaulting Stockholders, this may severely limit opportunities for investment diversification and would likely reduce returns to the Company and restrict the Company’s ability to meet loan obligations. Any single defaulting Stockholder could cause substantial costs to be incurred by the Company if such default causes the Company to fail to meet its contractual obligations or if the Company must pursue remedial action against such Stockholder. In the event a Stockholder fails to make a required Capital Contributions when due, it may be subject to various remedies, including, without limitation, forfeiture of its right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments of the Company. Without limitation on the rights the Company may have against the defaulting Stockholder, the Company may call for additional Capital Contributions from non-defaulting Stockholders to make up any shortfall. The non-defaulting Stockholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

If the Company fails to meet its contractual obligations related to a Portfolio Investment due to a defaulting Stockholder, the relevant portfolio company may have a cause of action against the Company, which may include a claim against assets of the Company other than the Company’s interest in such portfolio company. A creditor of the Company (including a portfolio company with respect to which the Company has failed to meet its contractual obligations) will not be bound to satisfy its claims from the assets attributable to a particular Portfolio Investment and such creditor generally may seek to satisfy its claims from the assets of the Company as a whole. As a result, if a creditor’s claims relating to a particular Portfolio Investment exceed the net assets attributable to that Portfolio Investment, the remaining assets of the Company will likely be subject to such claim.

Risks Related to the Company’s Business and Structure

Regulations Governing the Company’s Operation as a BDC

The Company will not generally be able to issue and sell its Common Stock at a price below its then-current net asset value per share. Pursuant to Section 23 of the 1940 Act, the Company is required to determine the net asset value of its shares within 48 hours, excluding Sundays and holidays, prior to the sale of its shares. The Company may, however, sell Common Stock, or warrants, options or rights to acquire the Company’s Common Stock, at a price below the then-current net asset value per share of the Company’s Common Stock if the Company’s Board determines that such sale is in the Company’s best interests, and if Stockholders approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Company’s Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, its Common Stock, then the percentage ownership of Stockholders at that time will decrease, and Stockholders may experience dilution.

Restricted Ability to Enter Into Transactions with Affiliates

The 1940 Act prohibits or restricts the Company’s ability to engage in certain principal transactions and joint transactions with certain “close affiliates” and “remote affiliates.” For example, the Company is prohibited from buying or selling any security from or to any person who owns more than 25% of its voting securities or certain of that person’s affiliates (each is a “close affiliate”), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. The Company considers the Advisor and its affiliates, to be “close affiliates” for such purposes. The Company is prohibited under the 1940 Act from participating in certain principal transactions and joint transactions with a “remote affiliate” without the prior approval of the Independent Directors. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities will be a “remote affiliate” for purposes of the 1940 Act, and the Company is generally prohibited from buying or selling any security from or to such affiliate without the prior approval of the Independent Directors.

The Company may, however, invest alongside the Advisor’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with the Company’s investment strategy as well as applicable law and SEC staff interpretations. For example, the Company may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Advisor, acting on the Company’s behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. The Company may also invest alongside the Advisor’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and the Advisor’s allocation policy. The Company and the Advisor applied for an exemptive order from the SEC that permits greater flexibility beyond what is otherwise permitted by the 1940 Act. This SEC exemptive order permits the Company to co-invest the Advisor’s investment funds, accounts and investment vehicles in the Advisor’s originated loan transactions under certain enumerated conditions if the Board determines that it would be advantageous for the Company to co-invest with investment funds, accounts and investment vehicles managed by the Advisor in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Advisor will allocate investment opportunities among the Company and other investment funds, accounts, and investment vehicles managed by the Advisor according to the Advisor’s investment allocation policy.

The Company’s allocation policy provides that allocations among the Company and investment funds, accounts and investment vehicles managed by the Advisor and its affiliates will be made pursuant to the Company’s trade allocation policy, which is designed to ensure that all accounts are treated fairly, equitably, and in a non-preferential manner, such that allocations are not based upon fee structure or portfolio manager preference. It is the Company’s policy to base its determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the Company’s targeted leverage level, the Company’s targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or imposed by applicable laws, rules, regulations or interpretations. The Company expects that these allocation determinations will be made similarly for investment funds, accounts and investment vehicles managed by the Advisor. However, the Company can offer no assurance that investment opportunities will be allocated to the Company fairly or equitably in the short-term or over time.

In situations where co-investment with investment funds, accounts and investment vehicles managed by the Advisor is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the Company’s interests and those of the Advisor’s clients, subject to the limitations described in the preceding paragraph, the Advisor will need to decide which client will proceed with the investment. Moreover, except in certain limited circumstances as permitted by the 1940 Act, such as when the only term being negotiated is price, the Company will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by the Advisor has previously invested. Similar restrictions limit the Company’s ability to transact business with its officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to the Company. If the Company is prohibited by applicable law from investing alongside the Advisor’s investment funds, accounts and investment vehicles with respect to an investment opportunity, the Company will not participate in such investment opportunity.

Potential Conflicts of Interest Risk – Allocation of Investment Opportunities

The Advisor is involved worldwide with a broad spectrum of financial services and asset management activities and may engage in the ordinary course of business in activities in which their interests or the interests of their clients may conflict with those of the Company. The Advisor may provide investment management services to other funds and discretionary managed accounts that follow an investment program similar to that of the Company. Subject to the requirements of the 1940 Act, the Advisor intends to engage in such activities and may receive compensation from third parties for its services. The results of the Company’s investment activities may differ from those of the Company’s affiliates, or another account managed by the Company’s affiliates, and it is possible that the Company could sustain losses during periods in which one or more of the Company’s affiliates and/or other accounts managed by the Advisor or its affiliates, including proprietary accounts, achieve profits on their trading.

Potential Deterrence of Takeover Attempts

The General Corporation Law of the State of Delaware, as amended (the “DGCL”), contains provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of the Company’s directors. The Company’s Certificate of Incorporation and bylaws contain provisions that limit liability and provide for indemnification of the Company’s directors and officers. These provisions and others which the Company may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. The Company is subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits the Company from engaging in mergers and other business combinations with Stockholders that beneficially own 15% or more of the Company’s voting stock, either individually or together with their affiliates, unless the Company’s directors or Stockholders approve the business combination in the prescribed manner. The Board will adopt a resolution exempting from Section 203 of the DGCL any business combination between the Company and any other person, subject to prior approval of such business combination by the Board, including approval by a majority of directors who are not “interested persons.” If the Board does not adopt, or adopts but later repeals such resolution exempting business combinations, or if the Board does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of the Company and increase the difficulty of consummating such an offer.

The Company has also adopted measures that may make it difficult for a third party to obtain control, including provisions of the Certificate of Incorporation that classify the Board in three classes serving staggered three-year terms, and provisions of the Certificate of Incorporation authorizing the Board to cause the issuance of additional shares of stock and to amend the Certificate of Incorporation, without Stockholder approval, to increase or decrease the number of shares of stock that the Company has authority to issue. These provisions, as well as other provisions that have been adopted in the Certificate of Incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of the Company’s Stockholders.

Potential Fluctuations in the Company’s Net Asset Value

The Company’s net asset value may fluctuate over time and, consequently, a Stockholder may pay a different price per share at subsequent closings than some other Stockholders paid at earlier closings. The price per share of a subsequent closing may be above net asset value per share to take into account the amortization of organizational and offering expenses. Consequently, Stockholders in subsequent closings may receive a different number of shares for the same Capital Contribution that earlier Stockholders made depending on the net asset value at the relevant time.

Investing a Sufficient Portion of Assets in Qualifying Assets

The Company may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets.

The Company believes that most of the investments that it may acquire in the future will constitute qualifying assets. However, the Company may be precluded from investing in what it believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If the Company does not invest a sufficient portion of its assets in qualifying assets, it could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Company, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Company to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Company needs to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. The Company may not be able to find a buyer for such investments and, even if a buyer is found, the Company may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

If the Company does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.

Incurrence of Significant Costs as a Result of Being an Exchange Act Reporting Company

The Company is subject to the reporting requirements under the Exchange Act. As an Exchange Act reporting company, the Company incurs legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.

The Company is required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”). The Company is required to report on its internal control over financial reporting pursuant to Section 404. The Company is required to review on an annual basis its internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in internal control over financial reporting.

The requirements of Section 404 require annual management assessments of the effectiveness of internal controls over financial reporting. The Company’s independent registered public accounting firm will not be required to formally attest to the effectiveness of its internal control over financial reporting until the later of (i) the year following its first annual report required to be filed with the SEC, (ii) the date the Company is no longer an emerging growth company under the JOBS Act, or (iii) the date the Company is no longer a non-accelerated filer. Because the Company has not yet tested any internal controls in accordance with Section 404, the Company cannot conclude in accordance with Section 404 that it does not have a material weakness in internal controls or a combination of significant deficiencies that could result in the conclusion that the Company has a material weakness in internal controls. The Company, as a public entity, is required to complete its initial assessment in a timely manner. If the Company is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance following a listing, the Company’s operations, financial reporting or financial results could be adversely affected. Matters impacting internal controls may cause the Company to be unable to report its financial information on a timely basis and thereby subject the Company to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of the Company’s financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of the Company’s financial statements. Confidence in the reliability of the Company’s financial statements could also suffer if the Company or its independent registered public accounting firm were to report a material weakness in the Company’s internal controls over financial reporting.

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Company’s initial public offering of common equity securities, (ii) in which the Company has total annual gross revenue of at least $1.07 billion, or (iii) in which the Company is deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Company remains an “emerging growth company,” it will likely take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. It is not possible to predict if prospective investors will find the Common Stock less attractive because the Company will rely on some or all of these exemptions. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may take advantage of such extended transition periods.

Because of the exemptions from various reporting requirements provided to the Company as an “emerging growth company” and because the Company may have an extended transition period for complying with new or revised financial accounting standards, the Company may be less attractive to investors and it may be difficult for the Company to raise additional capital as and when needed. Potential investors may be unable to compare the Company with other companies in the same industry if they believe that the Company’s financial accounting is not as transparent as other companies in the industry. If the Company is perceived as being not as transparent as other companies in the industry, the Company’s financial condition and results of operations may be materially and adversely affected.

Potential Changes in Investment Objectives, Operating Policies or Strategies Without Prior Notice or Stockholder Approval

The Company’s Board will have the authority to modify or waive certain of the Company’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without Stockholder approval. However, absent Stockholder approval, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Company also cannot be dissolved without prior Stockholder approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its stock. Nevertheless, the effects may adversely affect the Company’s business and impact its ability to make distributions.

Allocation of Investment Opportunities and Related Conflicts

The Company generally will be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally will be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Directors and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or directors or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds managed by PIMCO or its affiliates. Most importantly, the Company generally will be prohibited from co-investing with other PIMCO accounts or affiliates of the Advisor in PIMCO-originated loans and financings unless the Company co-invests in accordance with the applicable regulatory guidance and exemptive order from the SEC permitting such co-investment activities. Accordingly, while the Advisor intends to allocate suitable opportunities among the Company and other PIMCO accounts or affiliates of the Advisor based on the principles described above, the prohibition on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Company. In particular, the decision by PIMCO or the Advisor to allocate an opportunity to one or more PIMCO accounts or to an affiliate of the Advisor, or the existence of a prior co-investment structure, might cause the Company to forgo an investment opportunity that it otherwise would have made. Similarly, the Company generally may be limited in its ability to invest in an issuer in which a PIMCO account or affiliate of the Advisor had previously invested. The Company may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Company has invested with PIMCO accounts or affiliates of the Advisor at times that the Company may not consider advantageous.

Proportion of Assets that May Be Invested in Securities of a Single Issuer

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that it is not limited by the 1940 Act with respect to the proportion of the Company’s assets that it may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that the Company assumes large positions in the securities of a small number of issuers or industries, the Company’s net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. Beyond the Company’s asset diversification requirements as a RIC under the Code, the Company does not have fixed guidelines for diversification, and the Company’s investments could be concentrated in relatively few portfolio companies. Although the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, the Company maintains the flexibility to operate as a diversified investment company, and may do so for an extended period of time without limitation. In addition, investors should note that Section 13(a)(1) of the 1940 Act does not apply to BDCs and, accordingly, no Stockholder vote is required for the Company to change its status from a diversified company to a non-diversified company or vice versa. To the extent that the Company operates as a non-diversified investment company, the Company may be subject to greater risk. Unfavorable performance by a small number of Portfolio Investments could adversely affect the aggregate returns realized by Stockholders. The Company expects to invest in a number of Portfolio Investments, but such number may be insufficient to afford adequate diversification against the risk that an insufficient number of Portfolio Investments in which the Company invests may yield a return.

The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns the Company realizes may be significantly adversely affected if a small number of investments perform poorly or if the Company needs to write down the value of any one investment. Additionally, a downturn in any particular industry in which the Company is invested could significantly affect the Company’s aggregate returns.

Because the Company may invest significant amounts of the Company’s available capital in a single investment, any single loss may have a significant adverse impact on the Company’s capital. While the Company will generally focus on borrowers who are U.S. middle market companies, the Advisor may determine whether companies meet the foregoing criteria in its sole discretion. In addition, except as may be provided by the requirement to invest at least 70% of its assets in qualifying investments and as may be necessary to qualify as a RIC, the Company is not restricted in its ability to invest in companies of any size or in any geographical location, and may from time to time or over time invest in companies of any size or in any geographical location. The Company’s performance may be adversely affected by industry or region-specific factors.

Controlling stockholders

Upon the initial closing, the Company expects certain stockholders to own a significant portion of Common Stock. Therefore, these entities may be able to exert influence over management and policies and may have significant voting influence on votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of Common Stock, should a market for Common Stock develop.

Cybersecurity Risk

As the use of technology has become prevalent in the course of business, the Company is susceptible to operational and information security risks resulting from breaches in cyber security. A breach in cyber security refers to both intentional and unintentional cyber events that may, among other things, cause the Company to lose proprietary information, suffer data corruption and/or destruction or lose operational capacity, result in the unauthorized release or other misuse of confidential information, or otherwise disrupt normal business operations. Cyber security breaches may involve unauthorized access to the Company’s digital information systems (e.g., through “hacking” or malicious software coding), but may also result from outside attacks such as denial-of-service attacks (i.e., efforts to make network services unavailable to intended users). In addition, cyber security breaches involving the Company’s third party service providers (including but not limited to advisers, administrators, transfer agents, custodians, distributors and other third parties), trading counterparties or issuers in which the Company invests can also subject the Company to many of the same risks associated with direct cyber security breaches. Moreover, cyber security breaches involving trading counterparties or issuers in which the Company invests could adversely impact such counterparties or issuers and cause the Company’s investments to lose value.

Cyber security failures or breaches may result in financial losses to the Company and its Stockholders. These failures or breaches may also result in disruptions to business operations, potentially resulting in financial losses; interference with the Company’s ability to calculate its NAV, process Stockholder transactions or otherwise transact business with Stockholders; impediments to trading; violations of applicable privacy and other laws; regulatory fines; penalties; reputational damage; reimbursement or other compensation costs; additional compliance and cyber security risk management costs and other adverse consequences. In addition, substantial costs may be incurred in an attempt to prevent any cyber incidents in the future.

Like with operational risk in general, the Company has established risk management systems and business continuity plans designed to reduce the risks associated with cyber security. However, there are inherent limitations in these plans and systems, including that certain risks may not have been identified, in large part because different or unknown threats may emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because the Company does not directly control the cyber security systems of issuers in which the Company may invest, trading counterparties, or third party service providers to the Company. There is also a risk that cyber security breaches may not be detected. The Company and its Stockholders could be negatively impacted as a result.

Securities Act of 1933

The shares are not registered under the Securities Act or any state securities laws. The shares are offered and sold in the United States without registration in reliance upon the exemption contained in section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder by the SEC for transactions not involving a public offering and upon exemptions from any applicable state securities laws. Each prospective investor in the United States must be an accredited investor (as defined in Regulation D) and is required to represent, among other customary private placement representations, that it is acquiring shares for its own account and not with a view to resale or distribution in violation of U.S. Federal or state securities laws. Further, each Stockholder must be prepared to bear the economic risk of the investment for an indefinite period, because shares are “restricted securities” (as defined in Rule 144 under the Securities Act) and can be resold only pursuant to an offering registered under the Securities Act or an exemption from such registration requirement. It is extremely unlikely that shares will ever be registered under the Securities Act.

Securities Exchange Act of 1934

In connection with any acquisition or beneficial ownership by the Company of more than 5% of any class of equity securities of a company registered under the Exchange Act, the Company may be required to make certain filings with the SEC. Generally, these filings require disclosure of the identity and background of the purchaser, the source and amount of funds used to acquire the securities, the purpose of the transaction, the purchaser’s interest in the securities and any contracts, arrangements or undertakings regarding the securities. In certain circumstances, the Company may be required to aggregate its investment position in a given operating company with the beneficial ownership of that company’s securities by or on behalf of the Advisor and its affiliates, which could require the Company, together with such other parties, to make certain disclosure filings or otherwise restrict the Company’s activities with respect to such operating company’s securities. In addition, if the Company becomes the beneficial owner of more than 10% of any class of equity securities of a U.S. company registered under the Exchange Act or places an officer or a director on the board of directors of such a company, the Company may be subject to certain additional reporting requirements and to liability for short-swing profits under Section 16 of the Exchange Act. The Company intends to manage its investments so as to avoid the short-swing profit liability provisions of Section 16 of the Exchange Act.

Compliance with Anti-Money Laundering Requirements

In response to increased regulatory concerns with respect to the sources of funds used in investments and other activities, the Company may request prospective or existing Stockholders to provide additional documentation verifying, among other things, such Stockholder’s identity and source of funds used to purchase its shares. The Advisor may decline to accept a subscription if this information is not provided or on the basis of such information that is provided. Requests for documentation may be made at any time during which a Stockholder holds shares. In certain circumstances, the Advisor may be required to provide this information, or report the failure to comply with such requests, to Governmental authorities without notifying the Stockholder that the information has been provided. The Advisor will take such steps as may be necessary to comply with applicable law, regulations, orders, directives or special measures that may be required by Government regulators. Governmental authorities are continually considering expanding measures to implement broader anti-money laundering laws and, at this point, it is unclear what additional steps the Advisor may be required to take. These additional steps, however, may include, without limitation, prohibiting such Stockholder from making further contributions to the Company and depositing distributions to which such Stockholder would otherwise be entitled into an escrow account.

European Data Protection Legislation

The Company is subject to European laws related to privacy, data protection and information security in the jurisdictions in which it inter alia does business and/or its investors are located, including with respect to natural persons investing in the Company, the General Data Protection Regulation (EU 2016/679). As privacy, data protection and information security laws are implemented, interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. Compliance with current and future privacy, data protection and information security laws and regulations could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and some of the current and planned business activities. A failure to comply with such laws and regulations could result in fines, sanctions or other penalties, which could adversely affect results of operations and overall business, as well as have an impact on reputation.

Federal Income Tax Risks

RIC Qualification Risks

To obtain and maintain RIC tax treatment under Subchapter M of the Code, the Company must, among other things, meet annual distribution, income source and asset diversification requirements. If the Company does not qualify for or maintain RIC tax treatment for any reason and is subject to corporate income tax, the resulting corporate taxes could substantially reduce the Company’s net assets, the amount of income available for distribution and the amount of the Company’s distributions.

Difficulty with Paying Required Distributions

For federal income tax purposes, the Company may be required to recognize taxable income in circumstances in which it does not receive a corresponding payment in cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), the Company must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in income other amounts that it has not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. The Company anticipates that a portion of its income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, the Company may elect to amortize market discount and include such amounts in its taxable income in the current year, instead of upon disposition, as an election not to do so would limit its ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in its investment company taxable income for the year of the accrual, the Company may be required to make a distribution to its Stockholders in order to satisfy the annual distribution requirement, even though the Company would not have received any corresponding cash amount. As a result, the Company may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. The Company may have to sell some of its investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If the Company is not able to obtain cash from other sources, it may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution and the amount of its distributions.

Some Investments May be Subject to Corporate-Level Income Tax

The Company may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. The Company may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Certain Portfolio Investments May Present Special Tax Issues

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to distribute sufficient income to preserve its tax status as a RIC and minimize the extent to which it is subject to U.S. federal income or excise tax.

There may be withholding of U.S. federal income tax on dividends for non-U.S. stockholders

Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.

However, if reported by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of the Company’s distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by the Company. Furthermore, in the case of shares of the Company’s stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Company reported the payment as an interest-related dividend or short-term capital gain dividend. Since the Company’s common stock will be subject to significant transfer restrictions, and an investment in its common stock will generally be illiquid, non-U.S. stockholders whose distributions on the common stock are subject to U.S. withholding tax may not be able to transfer their shares of the common stock easily or quickly or at all.

A failure of any portion of the Company’s distributions to qualify for the exemption for interest-related dividends or short-term capital gain dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).

Legislative or Regulatory Tax Changes Could Adversely Affect Investors

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or the Stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in the Company’s shares or the value or the resale potential of its investments.

Item 1B.C Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s principal executive office is at 650 Newport Center Drive, Newport Beach, CA, 92660. The Company does not own any real estate.

Item 3. Legal Proceedings

The Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against us. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under loans to or other contracts with the Company’s portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Unless a public offering occurs, the outstanding Common Stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act and Regulation D thereunder. See “Item 5. Recent Sales of Unregistered Securities and Use of Proceeds” for more information. There is currently no market for the Company’s Common Stock, and the Company can offer no assurances that a market for the Company’s shares of Common Stock will develop in the future.

Because shares of Common Stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. The Company’s Common Stocks may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Company’s consent is granted, and (ii) the Common Stocks are registered under applicable securities laws or specifically exempted from registration (in which case the Stockholder may, at the Company’s option, be required to provide the Company with a legal opinion, in form and substance satisfactory to us, that registration is not required). The Company’s shares of Common Stock are privately placed and any transfers require the Company’s prior consent. As a result, it is not expected that Stockholders will be able to take advantage of transfers under Rule 144. Accordingly, an investor must be willing to bear the economic risk of investment in the Common Stocks until the Company is liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Stocks may be made except by registration of the transfer on the Company’s books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Stocks and to execute such other instruments or certifications as are reasonably required by the Company.

Stockholders

The Company has entered into separate Subscription Agreements with a number of Stockholders for a Private Offering. Each Stockholder will make a Capital Commitment to purchase shares of Common Stock pursuant to the Subscription Agreement. Stockholders will be required to make Capital Contributions to purchase shares of the Company’s Common Stock each time the Company delivers a drawdown notice (as further described below).

The Company will hold one or more closings at which it will accept Capital Commitments from Stockholders. Stockholders will make Capital Contributions pro rata in accordance with their respective Capital Commitments.

Stockholders will be required to fund drawdowns to purchase additional shares of the Company up to the amount of their respective Capital Commitments each time the Company delivers a draw-down notice, which will be at least eight (8) Business Days (as defined below) prior to funding. All purchases will generally be made pro rata, in accordance with the remaining Capital Commitments of all Stockholders, at a per-share price equal to the net asset value per share of the Company’s Common Stock, as determined by the Board.

New Stockholders admitted to the Company or existing Stockholders increasing their Capital Commitments at a particular closing shall be issued a number of shares of the Company based on a per share purchase price determined by the Board. The per share purchase price shall be at least equal to the net asset value per share in accordance with the limitations of Section 23 of the 1940 Act. The Board may set the price per share above the net asset value per share based on a variety of factors, including without limitation, the total amount of the Company’s organizational and other expenses that will have accrued following the Company’s initial closing.

The Company entered into an initial subscription agreement on June 9, 2022, received capital contributions on June 10, 2022, and commenced investment operations on June 30, 2022. Additional closings of the Private Offering may occur from time to time as determined by the Company.

At December 31, 2022, the Company had total Capital Commitments of $253,879 (amount in thousands), of which 0% is unfunded.

Holders

As of March 23, 2023, there was one stockholder of record.

Distributions

The Company has adopted an “opt out” DRIP, which became effective prior to the filing of the election to be regulated as a BDC. As a result of adopting the plan, if the Board authorizes, and the Company declares, a cash dividend or distribution, Stockholders will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash, unless they “opt out.” Stockholders who make such an election will receive their distributions in cash.

A registered Stockholder may elect to “opt out” of the DRIP by notifying the plan administrator and the transfer agent and registrar in writing so that such notice is received by the plan administrator no later than 10 days prior to the record date for distributions to

Stockholders. The plan administrator will set up an account for each Stockholder to acquire shares of Common Stock in non-certificated form through the plan if such Stockholders have elected to receive their distributions in shares of Common Stock. Those Stockholders who hold shares of Common Stock through a broker or other financial intermediary may opt not to receive distributions in shares of Common Stock by notifying their broker or other financial intermediary of their election.

The Company will use newly issued shares of Common Stock to implement the DRIP, with such shares to be issued at a per-share price as determined by the Board (including any committee thereof), which price will be determined prior to the issuance of shares of Common Stock and in accordance with the limitations under Section 23 of the 1940 Act. The number of shares of Common Stock to be issued to a Stockholder is determined by dividing the total dollar amount of the distribution payable to such Stockholder by the price per share of Common Stock. The number of shares to be outstanding after giving effect to payment of a distribution cannot be established until the value per share at which additional shares of Common Stock will be issued has been determined and the elections of the Stockholders have been tabulated.

There will be no brokerage or other charges to Stockholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by us.

Stockholders who elect to receive distributions in the form of shares of Common Stock are generally subject to the same U.S. federal, state and local tax consequences as are Stockholders who receive their distributions in cash. However, since a participating Stockholder’s cash dividends would be reinvested in shares, such Stockholder will not receive cash with which to pay applicable taxes on reinvested dividends. A Stockholder’s basis for determining gain or loss upon the sale of shares of Common Stock received in a distribution from us will generally be equal to the cash that would have been received if the Stockholder had received the distribution in cash. Any shares of Common Stock received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which such shares are credited to the U.S. holder’s account.

The Company may terminate the DRIP upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution by us.

Recent Sales of Unregistered Securities and Use of Proceeds

On June 10, 2022, the Company issued and sold 1,500 shares at an aggregate purchase price of $15 (amounts in thousands) to the Feeder Fund. On June 30, 2022, the Company issued and sold 25,387,884 shares at an aggregate purchase price of $253,879 (amount in thousands) to the Feeder Fund. All shares were issued and sold in reliance upon the available exemptions from the registration requirements of Section 4(a)(2) of the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto contained elsewhere in this Report on Form 10-K.

Overview

The Company was established as a Delaware corporation on December 23, 2021, has filed an election to be treated as a BDC under 1940 Act, and has filed an election to be treated as a RIC for federal income tax purposes. As such, the Company is required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Company’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Company’s taxable income and tax-exempt interest.

Revenues

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

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgement. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgement, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

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

•	expenses related to SPVs (including, without limitation, overhead expenses related thereto);

•	expenses of the Company’s securities lending (if any), including any securities lending agent fees, as governed by a separate securities lending agreement;

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

•	all fees, costs, expenses, and liabilities relating to currency hedging and portfolio hedging transactions;

•	all fees, costs, expenses and liabilities of liquidating the Company;

•	all fees, costs, expenses and liabilities that are specific to the operations of the Company; and

•	all expenses of the Company that are capitalized in accordance with U.S. GAAP.

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

Portfolio, Investment Activity And Results Of Operations

As of December 31, 2022, the Company had investments, excluding cash equivalents, in 27 portfolio companies across 15 industries. Based on fair value as of December 31, 2022, 87% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 87% of the Company’s debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.7% as of December 31, 2022. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of December 31, 2022, the Company’s estimated weighted average total yield of investments in debt securities was 12.5%. Weighted average yields are based on interest rates as of December 31, 2022.

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

Investments at fair value and cost consisted of the following as of December 31, 2022:

	December 31, 2022
(Amounts in thousands)	Cost	Fair Value
First Lien Senior Secured	$143,434	$132,532
Second Lien Senior Secured	23,905	11,715
Senior Unsecured	28,502	25,562
Corporate Bonds	28,146	27,743
Short-Term Investments	32,640	32,650

Total investments	$256,627	$230,202

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2022 was as follows:

December 31, 2022
Automotive	12.1%
Aviation Services	0.5%
Broadcasting	2.9%
Brokerage	2.9%
Building Materials	1.9%
Consumer Service	11.1%
Entertainment	7.5%
Food and Beverage	2.6%
Gaming	1.9%
Healthcare	3.1%
Packaging	2.9%
Pharmaceuticals	2.0%
Retailers	11.5%
Technology	20.0%
Treasury Bills	14.2%
Wireless	2.9%

Total	100.0%

The distribution of the Company’s portfolio on the Advisor’s Internal Risk Rating System is as follows:

	December 31, 2022
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	217,461	94.5	27
Risk rating 3	12,741	5.5	1
Risk rating 4	—	—	—

	$230,202	100%	28

Consolidated Results Of Operations

The Company was formed on December 23, 2021, entered into an initial subscription agreement on June 9, 2022, received capital contributions on June 10, 2022 (date of inception), and commenced investment operations on June 30, 2022. The following table represents our operating results (amounts in thousands):

For the period from June 10, 2022 (date of inception) to December 31, 2022
Total investment income	$10,886
Less: Net expenses	935

Net investment income (loss)	9,951

Net realized gain (loss)	42
Net change in unrealized appreciation (depreciation)	(19,837)

Net increase (decrease) in Net Assets resulting from operations	$(9,844)

Investment income was as follows (amounts in thousands):

For the period from June 10, 2022 (date of inception) to December 31, 2022
Investment income:
Interest income	$9,262
Payment in-kind interest	1,624

Total Investment Income	$10,886

For the period from June 10, 2022 (date of inception) to December 31, 2022, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $230 million as of December 31, 2022 and, as of such date, all of the Company’s debt investments were income- producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2022, all of the Company’s first and second lien debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows (amounts in thousands):

For the period from June 10, 2022 (date of inception) to December 31, 2022
Expenses:
Management fee	$1,574
Directors fees	192
Administration fee	191
Organization costs	1,153
Offering costs	10
Tax expense	264
Other expenses	129

Total Expenses	3,513

Waivers	(2,578)

Net expenses	$935

Other expenses include valuation, insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in the Company’s initial formation and the Company’s offering of Shares.

Waivers include organizational costs and management fee waivers.

Income Taxes, Including Excise Taxes

The Company has elected as of August 1, 2022 to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to the Company’s stockholders in each taxable year generally at least 90% of the sum of our Investment Company Taxable Income, as defined by the Code (without regard to the deduction for dividends paid), and net tax- exempt income for that taxable year. To maintain the Company’s tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its stockholders, which generally relieve the Company from corporate-level U.S. federal income taxes.

For the period from June 10, 2022 (date of inception) to December 31, 2022, the Company did not incur any excise tax.

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

As of December 31, 2022, the Company did not have any borrowings outstanding.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Unregistered Sales of Equity Securities

For the period June 10, 2022 (date of inception) through December 31, 2022, the Company held 2 closings of our continuous Private

Offering of Shares. As a result, the total Shares issued and proceeds received related to such closings were as follows:

	For the period June 10, 2022 (date of inception) through December 31, 2022
Share Issuance Date	Shares Issued	Amount (in thousands)
June 10	1,500	$15
June 30	25,386,384	253,864

Total	25,387,884	$253,879

Distributions and Distribution Reinvestment

The Company’s quarterly distributions, if any, will be determined by the Company’s management and the Board. Any distributions to the Company’s stockholders are declared out of assets legally available for distribution.

The following table summarizes distributions declared during the period June 10, 2022 (date of inception) through December 31, 2022:

Date Declared	Record Date	Payment Date	Dividend Per Share
November 9, 2022	November 9, 2022	November 14, 2022	$0.17
December 23, 2022	December 23, 2022	December 29, 2022	$0.23

Critical Accounting Estimates

The preparation of the Company’s financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company’s critical accounting policies, including those relating to the valuation of its investment portfolio, should be read in connection with the Company’s financial statements in Part I, Item 1 of this Report, “Risk Factors” in Part II, Item 1A of this Report, and “Risk Factors” in Item 1A of the Company’s initial registration statement on Form 10 (“Form 10”).

Related Party Transactions

The Company has entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;

•	the Administration Agreement; and

•	the Expense Reimbursement Agreement.

See Notes to the Consolidated Financial Statements-Note 3. Related Party Transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2022, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(505)	$—	$(505)
Up 100 basis points	$2,018	$—	$2,018
Up 200 basis points	$4,036	$—	$4,036
Up 300 basis points	$6,054	$—	$6,054

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the

Board of Directors and Shareholders of PIMCO Capital Solutions BDC Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of PIMCO Capital Solutions BDC Corp. and its subsidiaries (the “Company”)

as of December 31, 2022, and the related consolidated statement of operations, changes in net assets and cash flows for the period from June 10, 2022 (date of inception) to December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022,

and the results of its operations, changes in its net assets and its cash flows for the period from June 10, 2022 (date of inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 by correspondence with the custodian and agent banks.

We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 23, 202
3
We have served as the Company’s auditor

since 2022.
PCAOB ID: 238

PIMCO Capital Solutions BDC Corp.

Consolidated Statement of Assets and Liabilities

As of December 31, 2022

(Amounts in thousands, except share and per share)

Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $256,627)	$230,202
Cash	800
Interest receivable	2,968
Receivable for paydowns of investments	830
Organizational costs paid by Advisor	1,004
Deferred offering costs	10
Due from affiliate	2

Total Assets	$235,816

Liabilities
Due to affiliate	435
Accrued administration fee	94
Accrued organizational costs	1,153
Accrued offering costs	20
Directors fee reimbursement to Advisor	192
Other payable	127

Total Liabilities	$2,021

Commitments & Contingencies (Note 7)

Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 25,387,884 shares issued and outstanding	$25
Paid-in-capital in excess of par	253,854
Distributable earnings (loss)	(20,084)

Total Net Assets	$233,795

Total Liabilities and Net Assets	$235,816

Net asset value per share	$9.21

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.

Consolidated Statement of Operations

(Amounts in thousands, except share and per share)

June 10, 2022 (date of inception) to December 31, 2022
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$9,262
Payment in-kind interest	1,624

Total investment income	$10,886

Expenses
Management fee	$1,574
Directors fee	192
Administration fee	191
Organizational costs	1,153
Tax expense	264
Offering costs	10
Other expenses	129

Total expenses	$3,513
Less: Waivers (Note 3)	(2,578)

Net expenses	935
Net investment income (loss)	$9,951

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	42

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(19,837)

Net realized and unrealized gains (losses)	(19,795)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(9,844)

Weighted average shares outstanding	22,911,164
Net Investment income (loss) per share (basic and diluted)	$0.43
Earnings (loss) per share (basic and diluted)	$(0.43)

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.

Consolidated Statement of Changes in Net Assets

(Amounts in thousands, except share and per share)

June 10, 2022 (date of inception) to December 31, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$9,951
Net realized gain (loss)	42
Net change in unrealized appreciation (depreciation)	(19,837)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(9,844)

Distributions to stockholders from:
Distributable earnings (1)	(10,240)

Total distributions to stockholders	(10,240)

Capital Share Transactions
Issuance of common shares	$253,879

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	253,879

Total Increase (Decrease) in Net Assets	$233,795

Net Assets
Beginning of period	$—

End of period	$233,795

Capital Share Activity
Shares issued	25,387,884

Net Increase (Decrease) in Shares Outstanding	$25,387,884

(1)	See Note 10 for the tax character of the distributable earnings.

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.

Consolidated Statement of Cash Flows

(Amounts in thousands)

June 10, 2022 (date of inception) to December 31, 2022
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$(9,844)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(85,388)
Proceeds from sales of long-term securities	13,332
Purchases of short-term portfolio investments, net	(31,869)
Net change in unrealized (appreciation) depreciation on investments	19,837
Net realized (gain) loss on investments	(42)
Payment in-kind interest	(1,624)
Net (accretion) on investments	(1,346)
Paydown (gain)	(68)
Amortization of deferred offering costs	10
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,968)
(Increase) decrease in organizational costs paid by Advisor	(1,004)
(Increase) decrease in deferred offering costs	(20)
(Increase) decrease in due from affiliate	(2)
Increase (decrease) in due to affiliate	435
Increase (decrease) in accrued administration fee	94
Increase (decrease) in accrued organizational costs	1,153
Increase (decrease) in accrued offering costs	20
Increase (decrease) in directors fee reimbursement to Advisor	192
Increase (decrease) in other payable	127

Net cash provided by (used for) operating activities	$(98,975)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	$110,015
Distributions paid	(10,240)

Net cash provided by (used for) financing activities	$99,775

Net increase (decrease) in cash	800

Cash, beginning of period	—

Cash, end of period	$800

Supplemental and Cash Flow Information:
Interest paid during the year	$—
Tax expenses paid during the year	$264

Supplemental and Non-Cash Information:
Contributions of securities, at net fair value	143,864

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.

Consolidated Schedule of Investments as of December 31, 2022

(Amounts in thousands)

Investments (1)(2) Non-Controlled, Non-Affiliated Investments	Industry	Reference Rate Spread (5)	Interest Rate (6)	Maturity Date	Par Amount	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
AP Core Holdings II, LLC Term B-1 Loan	Entertainment	LIBOR + 5.500%	9.884%	09/01/2027	$3,683	$3,632	$3,349	1.43%
AP Core Holdings II, LLC Term B-2 Loan	Entertainment	LIBOR + 5.500%	9.884%	09/01/2027	3,458	3,409	3,128	1.34%
AssuredPartners, Inc. 2020 February Refinancing Term Loan	Brokerage	LIBOR + 3.500%	7.884%	02/12/2027	6,964	6,637	6,780	2.90%
Caesars Resort Collection, LLC Term B Loan	Gaming	LIBOR + 2.750%	7.134%	12/23/2024	4,452	4,382	4,448	1.90%
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan	Packaging	SOFR + 4.275%	8.598%	04/13/2029	6,965	6,665	6,651	2.84%
Cornerstone Building Brands, Inc. Tranche B Term Loan (3)	Building Materials	LIBOR + 3.250%	7.568%	04/12/2028	4,835	4,778	4,361	1.87%
Endurance International Group Holdings, Inc. Initial Term Loan	Technology	LIBOR + 3.500%	7.717%	02/10/2028	6,965	6,602	6,286	2.69%
Gainwell Acquisition Corp. Term B Loan	Pharmaceuticals	LIBOR + 4.000%	8.730%	10/01/2027	4,900	4,854	4,612	1.97%
LBM Acquisition, LLC Initial Term Loan	Retailers	LIBOR + 3.750%	7.121%	12/17/2027	4,724	4,683	4,116	1.76%
Mavenir Systems, Inc. Initial Term Loan (3)	Technology	LIBOR + 4.750%	9.424%	08/18/2028	9,925	9,833	8,101	3.47%
McAfee Corp. Term Loan	Technology	SOFR + 3.850%	7.974%	03/01/2029	6,965	6,593	6,502	2.78%
Peraton Corp. Term B Loan	Technology	LIBOR + 3.750%	8.134%	02/01/2028	3,087	3,072	3,020	1.29%
PetSmart LLC Initial Term Loan	Retailers	LIBOR + 3.750%	8.130%	02/11/2028	6,982	6,686	6,854	2.93%
Planview Parent, Inc. Closing Date Term Loan	Technology	LIBOR + 4.000%	8.730%	12/17/2027	6,964	6,801	6,504	2.78%
PLNTF Holdings, LLC Initial Term Loan (4)	Entertainment	LIBOR + 8.000%	12.753%	03/22/2026	11,230	11,034	10,725	4.59%
Polaris Newco, LLC Dollar Term Loan	Technology	LIBOR + 4.000%	8.730%	06/02/2028	6,965	6,741	6,373	2.73%
Rising Tide Holdings, Inc. Initial Term Loan (4)	Retailers	LIBOR + 4.750%	9.485%	06/01/2028	9,850	9,759	4,679	2.00%
Sophia, L.P. Term Loan B	Technology	LIBOR + 3.500%	8.230%	10/07/2027	6,965	6,733	6,738	2.88%
Team Health Holdings, Inc. Non-Extended Term Loan	Healthcare	SOFR + 2.750%	7.134%	02/06/2024	6,963	6,513	5,988	2.56%
U.S. Foods, Inc. (aka U.S. Foodservice, Inc.) Incremental B-2019 Term Loan	Food and Beverage	LIBOR + 2.000%	6.384%	09/13/2026	6,004	5,858	5,957	2.55%
U.S. Renal Care, Inc. Initial Term Loan	Healthcare	LIBOR + 5.000%	9.438%	06/26/2026	1,891	1,857	1,067	0.46%
Univision Communications Inc. Initial Term Loan	Broadcasting	LIBOR + 3.250%	7.634%	01/31/2029	6,965	6,775	6,780	2.90%
Victoria’s Secret & Co. Initial Term Loan (3)	Retailers	LIBOR + 3.250%	7.983%	08/02/2028	2,908	2,882	2,835	1.21%
Windstream Services, LLC Incremental Term Loan (4)	Wireless	SOFR + 4.100%	8.423%	02/28/2027	7,000	6,655	6,678	2.86%

Total First Lien Secured						143,434	132,532	56.69%

Second Lien Senior Secured
Altar BidCo, Inc. Initial Term Loan	Technology	SOFR + 5.619%	10.512%	02/01/2030	2,900	2,872	2,489	1.06%
KKR Apple Bidco, LLC Initial Term Loan	Aviation Services	LIBOR + 5.750%	10.134%	09/21/2029	1,200	1,194	1,164	0.50%
Rising Tide Holdings, Inc. Initial Term Loan (4)	Retailers	LIBOR + 8.250%	12.985%	06/01/2029	21,500	19,839	8,062	3.45%

Total Second Lien Secured						23,905	11,715	5.01%

Senior Unsecured
LEAF Home Solutions Note PIK (4)	Consumer Services	N/A	12.000%	02/26/2027	28,689	28,502	25,562	10.93%

Total Senior Unsecured						28,502	25,562	10.93%

Total Debt Investments						195,841	169,809	72.63%

Corporate Bonds
Rivian Holdings/Auto LLC 144A (3)	Automotive	LIBOR + 5.625%	10.164%	10/15/2026	28,601	28,146	27,743	11.87%

Total Corporate Bonds						28,146	27,743	11.87%

Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill		N/A	3.44%	01/26/2023	8,000	7,978	7,980	3.41%
U.S. Treasury Bill		N/A	4.08%	03/09/2023	9,200	9,128	9,130	3.91%
U.S. Treasury Bill		N/A	4.12%	03/23/2023	600	594	594	0.25%
U.S. Treasury Bill		N/A	4.18%	03/30/2023	15,100	14,940	14,946	6.39%

Total U.S. Treasury Bills						32,640	32,650	13.96%

Total Short-Term Investments						32,640	32,650	13.96%

Total Non-Controlled, Non-Affiliated Investments						$256,627	$230,202	98.46%

Total Investments						$256,627	$230,202	98.46%

(1)	All investments are U.S. domiciled.
(2)	All debt investments are income-producing, unless otherwise noted.
(3)

The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, total non-qualifying assets at fair value represented 18.4% of the Company’s total net assets calculated in accordance with the 1940 Act.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.
(5)

Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate (“LIBOR”) and/or the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of December 31, 2022, the reference rates for the floating rate loans were the 1 Month LIBOR of 4.39%, 3 Month LIBOR of 4.77%, 6 Month LIBOR of 5.14%, 1 Month SOFR of 4.36%, 3 Month SOFR of 4.59% and 6 Month SOFR of 4.78%.

(6)	Interest rates on short-term investments are annualized.

PIK Payment in-Kind

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.

Notes to Consolidated Financial Statements

December 31, 2022

1. Organization

PIMCO Capital Solutions BDC Corp. (collectively with its consolidated subsidiaries, the “Company,” “we,” “our,” and “us”), is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on July 11, 2022. The Company was incorporated under the laws of the state of Delaware on December 23, 2021. In addition, for U.S. federal income tax purposes, the Company has elected as of August 1, 2022 to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company intends to invest primarily in privately negotiated loans and equity investments to middle market companies generally with annual revenues greater than $20 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $50 million. Pacific Investment Management Company LLC (“PIMCO” or the “Advisor”) serves as the Company’s external investment advisor pursuant to an investment management agreement (the “Advisory Agreement”). PIMCO is an investment advisor registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). PIMCO also serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator to perform any or all of its obligations under the Administration Agreement.

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

As of December 31, 2022, the Company had total Capital Commitments of $253,879 (amount in thousands), of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.

The Company’s fiscal year ends December 31.

2. Significant Accounting Policies

Basis of Accounting

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The functional and reporting currency for the Company is the U.S. dollar.

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

Revenue Recognition

Securities transactions are recorded as of the trade date for financial reporting purposes. Securities purchased or sold on a when-issued or delayed-delivery basis may be settled 15 days or more after the trade date. Realized gains and losses from securities sold are recorded on the identified cost basis. Dividend income is recorded on the ex-dividend date, except certain dividends from foreign securities where the ex-dividend date may have passed, which are recorded as soon as the Company is informed of the dividend. Tax liabilities realized as a result of such security sales are reflected as a component of net realized gain (loss) on investments on the Consolidated Statement of Operations. Paydown gains and losses on asset-backed securities are recorded as components of interest income on the Consolidated Statement of Operations.

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgement. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgement, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

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

Paydown gains and losses on investments in debt instruments are reported in Interest income on the Consolidated Statement of

Operations. The Company records dividend income from private securities pursuant to the terms of the respective investments.

The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Company on an ongoing basis. These fees and any other income are recognized as earned as a component of Other income, if applicable, on the Consolidated Statement of Operations.

Payment In-Kind Interest

The Company may have investments that contain Payment-In-Kind (“PIK”) provisions. PIK income, computed at the contractual rate specified in the Company investment agreement, is added to the principal balance of the investment and recorded as Payment in-kind interest on the Consolidated Statement of Operations. The Company prospectively ceases recognition of PIK income and the associated principal balance if such amounts and balances are deemed to be doubtful of collection. For investments with PIK income, the Company calculates income accruals based on the principal balance including any PIK.

Organizational Costs

Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of December 31, 2022, $1,004 (amount in thousands) was recoverable by the Advisor for organizational expenses paid on the Company’s behalf and is recorded as “Organizational costs paid by Advisor” on the Consolidated Statement of Assets and Liabilities.

Offering Costs

Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of December 31, 2022, $10 (amount in thousands) was recoverable by the Advisor for offering costs paid on the Company’s behalf and is recorded as “Deferred offering costs” on the Consolidated Statement of Assets and Liabilities.

Other Expenses

All costs associated with consummated investments are included in the cost of such investments. Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of Other expenses on the Consolidated Statement of Operations.

Cash and Foreign Currency

Cash is comprised of cash at the custodian bank. The consolidated financial statements of the Company are presented using the currency of the primary economic environment in which it operates. The functional and reporting currency for the Company is the U.S. dollar.

Income Taxes

The Company has elected as of August 1, 2022 to be treated as a RIC under the Code and intends each year to qualify and be eligible to be treated as such, so that it generally will not be subject to U.S. federal income tax on its net investment income or net short-term or long-term capital gains, that are distributed (or deemed distributed, as described below) to stockholders. In order to qualify and be eligible for such treatment, the Company must meet certain asset diversification tests, derive at least 90% of its gross income for such year from certain types of qualifying income, and distribute to its stockholders at least 90% of its “investment company taxable income” as that term is defined in the Code (which includes, among other things, dividends, taxable interest and the excess of any net short-term capital gains over net long-term capital losses, as reduced by certain deductible expenses).

The Company’s investment strategy will potentially be limited by its intention to continue qualifying for treatment as a RIC and can limit the Company’s ability to continue qualifying as such. The tax treatment of certain of the Company’s investments under one or more of the qualification or distribution tests applicable to RICs is uncertain. An adverse determination or future guidance by the IRS or a change in law might affect the Company’s ability to qualify or be eligible for such treatment.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2022. There are no tax years subject to review as this is a first year audit.

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

New Accounting Pronouncement

In March 2020, the FASB issued Accounting Standards Update (“ASU”), ASU 2020-04, which provides guidance to account for certain contract modifications prospectively to ease the potential accounting burden associated with transitioning away from the LIBOR (as defined below) and other reference rates that are expected to be discontinued. ASU 2020-04 is effective upon release of the update on March 12, 2020 through December 31, 2022. In March 2021, the administrator for LIBOR announced the extension of the publication of a majority of the USD LIBOR settings to June 30, 2023. In December 2022, the FASB issued ASU 2022-06, which extends the sunset date established by ASU 2020-04 from December 31, 2022 to December 31, 2024 in order to capture the time period in which the aforementioned contract modifications may occur. Management is continuously evaluating the potential effect a discontinuation of LIBOR could have on the Company’s investments and has determined that it is unlikely the ASU’s adoption will have a material impact on the Company’s consolidated financial statements.

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

For the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred a management fee of $1,574 (amount in thousands), of which 100% was waived by the Advisor.

Administration Agreement

On June 30, 2022, the Company entered into an Administration Agreement with PIMCO in its capacity as Administrator. Under the Administration Agreement, the Administrator provides or causes to be furnished certain supervisory and administrative and other services reasonably necessary for the operation of the Company. Pursuant to the Administration Agreement, the Company pays the Administrator an annual fee calculated and payable quarterly in arrears on the last business day of calendar quarter in an amount equal to 0.15% of the Company’s total net assets.

For the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred an administration fee of $191 (amount in thousands).

Expense Reimbursement Agreement

The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2025. During the period ended December 31, 2022, the Advisor paid directors fees on behalf of the Company. As of December 31, 2022, $192 (amount in thousands) was reimbursable to the Advisor for directors fees and is recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statement of Assets and Liabilities.

Following any calendar year in which Available Operating Funds (defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar year (the amount of such excess, “Excess Operating Funds”), the Company shall pay Excess Operating Funds, or a portion thereof, to the Advisor until such time as all Expense Payments made by the Advisor to or on behalf of the Company within three years prior to the last business day of such calendar year have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net “investment company taxable income”, as defined by the Code, which generally includes net ordinary income and net short-term taxable gains reduced by net long- term capital losses, (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) distributions and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). No Reimbursement Payment for any calendar year will be made if the Company’s Operating Expense Ratio (defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the expense payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing all of the Company’s operating costs and expenses incurred, as determined in accordance with U.S. GAAP for investment companies, less organizational and offering expenses, base management fees owed to the Advisor, and interest expense, by the Company’s average net assets.

The Expense Reimbursement Agreement may require the Company to repay the Advisor for previously waived reimbursement of Expense Payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.

For the period from June 10, 2022 (date of inception) to December 31, 2022, the Company waived an organization cost of $1,004 (amount in thousands).

Due to/from Affiliate

As of December 31, 2022, the Company has $2 (amount in thousands) receivable from an affiliate for interest paid to the affiliate that is due to the Company and is included in “Due from affiliate” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2022, the Company has $435 (amount in thousands) payable to an affiliate for interest received from the affiliate and is included in “Due to affiliate” on the Consolidated Statement of Assets and Liabilities.

Directors Fee

The Company compensates each of its Independent Directors for their services. Their compensation is included in Directors fee on the Consolidated Statement of Operations. The Independent Directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each meeting. These expenses incurred, along with valuation, insurance, filing, research, subscriptions and other costs, are included as components of Other expenses on the Consolidated Statement of Operations.

See Note 1. Organization for other related party transactions.

4. Borrowings

As of the date of this report, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

5. Investments

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non- controlled, affiliated; or controlled affiliated investments.

Investments at fair value and cost consisted of the following as of December 31, 2022:

	December 31, 2022
(Amounts in thousands)	Cost	Fair Value
First Lien Senior Secured	$143,434	$132,532
Second Lien Senior Secured	23,905	11,715
Senior Unsecured	28,502	25,562
Corporate Bonds	28,146	27,743
Short-Term Investments	32,640	32,650

Total investments	$256,627	$230,202

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2022 was as follows:

December 31, 2022
Automotive	12.1%
Aviation Services	0.5%
Broadcasting	2.9%
Brokerage	2.9%
Building Materials	1.9%
Consumer Service	11.1%
Entertainment	7.5%
Food and Beverage	2.6%
Gaming	1.9%
Healthcare	3.1%
Packaging	2.9%
Pharmaceuticals	2.0%
Retailers	11.5%
Technology	20.0%
Treasury Bills	14.2%
Wireless	2.9%

Total	100.0%

As of December 31, 2022, 100.0% of investments held were based in the United States.

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

The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety. For this purpose, the significance of an input is assessed against the fair value measurement in its entirety. If a fair value measurement uses observable inputs that require significant adjustment based on unobservable inputs, that measurement is a Level 3 measurement. If a fair value measurement uses price data vendors or observable market price quotations, that measurement may be a Level 2 or Level 3 measurement depending on the source of the base price. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. The determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be that market data that is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.

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

Investments for which market quotations are not readily available are valued at fair value as determined in good faith pursuant to Rule

2a-5 under the 1940 Act and ASC Topic 820. As a general principle, the fair value of a security or other asset is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Pursuant to Rule 2a-5, the Board has designated PIMCO as the valuation designee (“Valuation Designee”) for the Company to perform the fair value determination relating to all Company investments. PIMCO may carry out its designated responsibilities as Valuation Designee through various teams and committees. The Valuation Designee’s policies and procedures govern the Valuation Designee’s selection and application of methodologies for determining and calculating the fair value of Company investments. The Valuation Designee may value Company portfolio securities for which market quotations are not readily available and other Company assets utilizing inputs from pricing sources, quotation reporting systems, valuation agents and other third-party sources (together, “Pricing Sources”).

The fair values of loan investments based upon pricing data vendors or observable market price quotations are generally categorized as Level 2 or Level 3. Loan investments priced using internal models with significant unobservable inputs are categorized as Level 3.

Short-term debt instruments (such as commercial paper) held by the Company having a remaining maturity of 60 days or less may be valued at amortized cost, so long as the amortized cost value of such short-term debt instruments is approximately the same as the fair value of the instrument as determined without the use of amortized cost valuation. These securities are categorized as Level 2 or Level

3 of the fair value hierarchy depending on the source of the base price. The amortized cost method involves valuing a security at its cost on the date of purchase and thereafter (absent unusual circumstances) assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuations in general market rates of interest on the value of the instrument.

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

The following table summarizes the fair value of the Company’s investments as of December 31, 2022 (amounts in thousands):

Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$110,450	$22,082	$132,532
Second Lien Secured	—	3,653	8,062	11,715
Senior Unsecured	—	—	25,562	25,562
Corporate Bonds	—	27,743	—	27,743
Short-Term Investments	—	32,650	—	32,650

Total assets	$—	$174,496	$55,706	$230,202

The below table presents a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands):

	Beginning Balance at 6/10/2022	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Tranfers into Level 3	Transfers out of Level 3	Ending Balance at 12/31/22
Term Loans First Lien Secured	$—	$6,650	$19,764	($107)	$41	$2	($4,268)	$—	$—	$22,082
Term Loans Second Lien Secured	—	5,022	13,874	—	43	—	(10,877)	—	—	8,062
Term Loans Senior Unsecured	—	1,625	26,981	—	50	—	(3,094)	—	—	25,562

Totals	$—	$13,297	$60,619	($107)	$134	$2	($18,239)	$—	$—	$55,706

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$25,562	Discounted Cash Flow	Discount Rate	n/a	15.41%
Term Loans	6,678	Proxy Pricing	Base Price	n/a	$95.29
Term Loans	23,466	Third Party Vendor	Broker Quote	$37.50 – $ 95.50	$66.00

Total Assets	$55,706

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

Proxy pricing procedures set the base price of a fixed income security and subsequently adjust the price proportionally to market value changes of a pre-determined security deemed to be comparable in duration, generally a U.S. Treasury or sovereign note based on country of issuance. The base price may be a broker-dealer quote, transaction price, or an internal value as derived by analysis of market data. The base price of the security may be reset on a periodic basis based on the availability of market data and procedures approved by the Valuation Oversight Committee. Significant changes in the unobservable inputs of the proxy pricing process (the base price) would result in direct and proportional changes in the fair value of the security. These securities are categorized as Level 3 of the fair value hierarchy.

If third-party evaluated vendor pricing is not available or not deemed to be indicative of fair value, the Company may elect to obtain Broker Quotes directly from the broker-dealer or passed through from a third-party vendor. In the event that fair value is based upon a single sourced Broker Quote, these securities are categorized as Level 3 of the fair value hierarchy. Broker Quotes are typically received from established market participants. Although independently received, the Company does not have the transparency to view the underlying inputs which support the market quotation. Significant changes in the Broker Quote would have direct and proportional changes in the fair value of the security.

7. Commitments & Contingencies

Commitments

The Company may enter into commitments to fund investments. As of December 31, 2022, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statement of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.

As of December 31, 2022, the Company had no unfunded commitments.

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

Litigation

As of the issuance date of this report, the Company is not named as a defendant in any material litigation or arbitration proceedings and is not aware of any material litigation or claim pending or threatened against it.

8. Net Assets

Equity Issuance

The Company’s authorized stock consists of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the period June 10, 2022 (date of inception) through December 31, 2022:

	For the period June 10, 2022 (date of inception) through December 31, 2022
Share Issuance Date	Shares	Amount (in thousands)
June 10	1,500	$15
June 30	25,386,384	253,864

Total capital drawdowns	25,387,884	$253,879

The Company did not hold a closing of the continuous Private Offering for the period from June 10, 2022 (date of inception) to December 31, 2022.

Distributions

For the period from June 10, 2022 (date of inception) to December 31, 2022, the Board declared the following distributions:

On November 14, 2022, the Company paid a dividend of $0.17 per share for the period June 10, 2022 (date of inception) through

September 30, 2022 to stockholders of record on November 9, 2022.

On December 29, 2022, the Company paid a dividend of $0.23 per share for the period ended December 31, 2022 to stockholders of record on December 23, 2022.

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

For the period June 10, 2022 (date of inception) through December 31, 2022, no Share repurchase was offered or requested and no

Shares were repurchased.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the period June 10, 2022 (date of inception) to December 31, 2022 (amounts in thousands, except share and per share):

June 10, 2022 (date of inception) to December 31, 2022
Net increase (decrease) in net assets resulting from operations	$(9,844)
Weighted average shares of common stock outstanding - basic and diluted	22,911,164
Earnings (loss) per common share (basic and diluted)	$(0.43)

10. Federal Tax Matters

For the period from June 10, 2022 (date of inception) through July 31, 2022, the Company had taxable corporation status under the Code whereupon it was liable for and paid $263,690 in federal and state income tax.

As of August 1, 2022, the Company has elected to qualify as a RIC under Subchapter M of the Code and distribute all of its taxable income and net realized gains, if applicable, to shareholders. Accordingly, no provision for Federal income taxes has been made for the period after such election.

The Company may be subject to local withholding taxes, including those imposed on realized capital gains. Any applicable foreign capital gains tax is accrued daily based upon net unrealized gains, and may be payable following the sale of any applicable investments.

In accordance with U.S. GAAP, the Manager has reviewed the Company’s’ tax positions for all open tax years. As of December 31,

2022, the Company has recorded no liability for net unrecognized tax benefits relating to uncertain income tax positions they have taken or expect to take in future tax returns.

The Company files U.S. federal, state, and local tax returns as required. The Company’s tax returns are subject to examination by relevant tax authorities until expiration of the applicable statute of limitations, which is generally three years after the filing of the tax return but which can be extended to six years in certain circumstances. Tax returns for open years have incorporated no uncertain tax positions that require a provision for income taxes.

As of December 31, 2022, the components of distributable taxable earnings are as follows (amounts in thousands†):

	Undistributed Ordinary Income(1)	Undistributed Long-Term Capital Gains	Net Tax Basis Unrealized Appreciation (Depreciation)(2)	Other Book-to- Tax Accounting Differences(3)	Accumulated Capital Losses(4)	Qualified Late-Year Loss Deferral – Capital(5)	Qualified Late-Year Loss Deferral – Ordinary(6)	Total Components of Distributable Earnings
PIMCO Capital Solutions BDC Corp.	$—	$—	($19,837)	($149)	$—	$—	$—	($19,986)

Under the Regulated Investment Company Modernization Act of 2010, a fund is permitted to carry forward any new capital losses for an unlimited period. Additionally, such capital losses that are carried forward will retain their character as either short-term or long- term capital losses rather than being considered all short-term under previous law. For the period June 10, 2022 (date of inception) through December 31, 2022, the Company had the following post-effective capital losses with no expiration (amounts in thousands†):

	Short-Term	Long-Term
PIMCO Capital Solutions BDC Corp.	$—	$—

As of December 31, 2022, the aggregate cost and the net unrealized appreciation (depreciation) of investments for federal income tax purposes are as follows (amounts in thousands†):

	Federal Tax Cost	Unrealized Appreciation	Unrealized (Depreciation)	Net Unrealized Appreciation (Depreciation)(7)
PIMCO Capital Solutions BDC Corp.	$257,994	$537	($26,963)	($26,426)

For the fiscal period ended December 31, 2022, the Company made the following tax basis distributions (amounts in thousands†):

	December 31, 2022
	Ordinary Income Distributions(8)	Long-Term Capital Gain Distributions	Return of Capital(9)
PIMCO Capital Solutions BDC Corp.	$10,135	$41	$64

†	A zero balance may reflect actual amounts rounding to less than one thousand.
(1)	Includes undistributed short-term capital gains, if any.
(2)	Adjusted for open wash sale deferrals and for differences between book and tax unrealized gain/loss, if any.
(3)	Represents differences in income tax regulations and U.S. GAAP, mainly for organizational expenses.
(4)	Capital losses available to offset future net capital gains as shown below.
(5)

Capital losses realized during the period June 10, 2022 (date of inception) through December 31, 2022 which the Company elected to defer to the following taxable year pursuant to income tax regulations.

(6)

Specified losses realized during the period June 10, 2022 (date of inception) through December 31, 2022 which the Company elected to defer to the following taxable year pursuant to income tax regulations.

(7)	Primary differences, if any, between book and tax net unrealized appreciation (depreciation) on investments are attributable to organizational costs.
(8)	Includes short-term capital gains distributed, if any.
(9)

A portion of the distributions made represents a tax return of capital. Return of capital distributions have been reclassified from undistributed net investment income to paid-in capital to more appropriately conform financial accounting to tax accounting.

11. Financial Highlights

June 10, 2022 (date of inception) to December 31, 2022
Per share data:
Net asset value, beginning of period	$—
Net investment income (loss) (1)	0.43
Net realized and unrealized gain (loss) on investment transactions (2)	(0.77)

Net increase (decrease) in net assets from operations (1)	(0.34)
Impact of issuance of common stock	10.00

Distributions declared (1)(7)	(0.45)

Total increase (decrease) in net assets	9.21

Net asset value, end of period	$9.21

Shares Outstanding, end of period	25,387,884
Total Return (3)	(3.41)%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	2.37%
Ratio of expenses to average net assets, net of waivers (4)(5)	0.68%
Ratio of net investment income (loss) to average net assets (4)(5)	7.91%
Net Assets, end of period	$233,795
Weighted average shares outstanding	22,911,164
Total capital commitments, end of period	$253,879
Portfolio turnover rate (6)	7.28%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
(2)

Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value (“NAV”) per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

(3)

Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized.

(4)	All expenses are annualized with the exception of organizational expenses.
(5)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(6)	Not annualized.
(7)	See Note 10 for the tax character of the distributable earnings.

12. Subsequent Events

Subsequent events after the Consolidated Statement of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements.

Federal Income Tax Information (Unaudited)

As required by the Code and Treasury Regulations, if applicable, shareholders must be notified within 60 days of the Company’s fiscal year end regarding the status of qualified dividend income and the dividend received deduction.

Dividend Received Deduction. Corporate shareholders are generally entitled to take the dividend received deduction on the portion of a fund’s dividend distribution that qualifies under tax law. The percentage of the Fund’s fiscal 2022 ordinary income dividend that qualifies for the corporate dividend corporate dividend received deduction is set forth in the below table.

Qualified Dividend Income. Under the Jobs and Growth Tax Relief Reconciliation Act of 2003, the percentage of ordinary dividends paid during the fiscal year ended December 31, 2022 that was designated as ‘‘qualified dividend income’’ as defined in the Jobs and Growth Tax Relief Reconciliation Act of 2003 subject to reduced tax rates in 2022 is set forth in the below table.

Qualified Interest Income and Qualified Short-Term Capital Gain (for non-U.S. resident shareholders only). Under the American Jobs Creation Act of 2004, the ordinary dividends paid during the fiscal year ended December 31, 2022 set forth in the table below are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code, and therefore are designated as interest-related dividends, as defined in Section 871(k)(1)(C) of the Code. Further, the ordinary dividends paid during the fiscal year ended December 31, 2022 set forth in the table below are considered to be derived from “qualified short-term capital gain,” as defined in Section 871(k)(2)(D) of the Code, and therefore are designated as qualified short-term gain dividends, as defined by Section

871(k)(2)(C) of the Code.

Section 163(j) Interest Dividends. The Company intends to pass through the maximum amount allowable as Section 163(j) Interest defined in Proposed Treasury Section 1.163(j)-1(b). The 163(j) percentage of ordinary income distributions is set forth in the table below.

Foreign Taxes. The Company has made an election under the Internal Revenue Code Section 853 to pass through foreign taxes paid. Shareholders will receive more detailed information along with their Form 1099-DIV.

	Dividend Received Deduction %	Qualified Dividend Income %	Qualified Interest Income (000s) †	Qualified Short- Term Capital Gains (000s) †	163(j) Interest Dividends (000s) †
PIMCO Capital Solutions BDC Corp.	8.88%	8.88%	$9,234	$0	$0

†	A zero balance may reflect actual amounts rounding to less than one thousand.

Shareholders are advised to consult their own tax advisor with respect to the tax consequences of their investment in the Company. In January 2023, you will be advised on IRS Form 1099-DIV as to the federal tax status of the dividends and distributions received by you in calendar year 2022.

Section 199A Dividends. Non-corporate fund shareholders of the Company below meeting certain holding period requirements may be able to deduct up to 20 percent of qualified REIT dividends passed through and reported to the shareholders by the Company as IRC section 199A dividends. The IRC section 199A percentage of ordinary dividends are as follows:

199A Dividends
PIMCO Capital Solutions BDC Corp.	0%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

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

Management’s report on internal control over financial reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board Purpose and Structure

The business and affairs of the Company are managed under the direction and oversight of the Board. The Board consists of four members, three of whom are Independent Directors. The Board appoints the officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly valuation of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities.

The Board is responsible for the oversight of the Company’s investment, operational and risk management activities. The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Advisor as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Stockholders should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Company’s investments.

Board Meetings and Attendance

During 2022, including both regularly scheduled and special meetings, the Board met a total of two times, the Audit Oversight Committee met a total of two times and the Nominating and Corporate Governance Committee met a total of one time. During 2022, all Directors attended at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they served. The Company expects each director to make a diligent effort to attend all Board and committee meetings. The Company does not have a formal policy regarding director attendance at Board meetings or at annual meetings of stockholders.

Board of Directors and Executive Officers

Directors

The address for each director is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA, 92660.

Name	Age	Position	Director Since	Class	Expiration of Term
Interested Directors
Rick LeBrun	46	Interested Director	2022	II	2024

Independent Directors
Benedict Aitkenhead	57	Independent Director	2022	I	2023
Debra W. Huddleston	60	Independent Director	2022	III	2025
Anne K. Kratky	61	Independent Director	2022	I	2023

Executive Officers who are not Directors

The address for each executive officer is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA,

92660.

Name		Position
John W. Lane	58	President
Keisha Audain-Pressley	46	Chief Compliance Officer
Crystal Porter	40	Treasurer
Wu-Kwan Kit	41	Vice President, Senior Counsel and Secretary

Biographical Information

Directors

Interested Director

Rick LeBrun

Mr. LeBrun is a managing director and head of alternatives business management, located in the Newport Beach office. Previously, Mr. LeBrun was deputy general counsel, primarily responsible for the firm’s alternative funds and transactions. Prior to joining PIMCO in 2005, he was an associate with Ropes & Gray, focusing on investment management and private-equity-related matters. He has 22 years of legal experience and holds a J.D. from the University of Michigan Law School where he was admitted to the Order of the Coif. He received an undergraduate degree from Northwood University. He was admitted to the bar in Massachusetts and New York.

Independent Directors

Benedict Aitkenhead

Mr. Aitkenhead is a managing director of Pacific Oak Capital Advisors (formerly known as KBS Capital Advisors), which he joined in 2017, and principal of Beechwood Castle Consulting, which he joined in 2020. Previously, Mr. Aitkenhead has also served as independent trustee and a member of the audit committee of the Blackstone Real Estate Income Fund. Mr. Aitkenhead also was a managing director at Credit Suisse and member of the Global Fixed Income Operating Committee, co-head of Securitized Products Sales & Trading, and head of Securitized Product Sales. Mr. Aitkenhead holds a Master of Arts from New York University and received an undergraduate degree from Oxford University.

Debra W. Huddleston

Ms. Huddleston currently serves as chairman of the board of directors of National Cooperative Bank, which she joined in 2016, and is an independent non-executive member of the board of directors of Fieldpoint Private Bank, which she joined in 2021. She also joined Brean Capital in 2021 and is currently employed as a consultant and managing director, and she is a partner of Ajax Partners. Previously, Ms. Huddleston has been a managing director at financial institutions such as Centennial Bank, Ranieri Partners, Perella Weinberg Partners, BlackRock and Credit Suisse. Ms. Huddleston holds an MBA degree from the Wharton School of the University of Pennsylvania and received an undergraduate degree from Brown University.

Anne K. Kratky

Ms. Kratky has over 30 years of experience with GE Capital and GE in a variety of roles. Ms. Kratky served as the deputy chief risk officer of GE Capital from 2014 to 2017, the chief credit officer of GE Capital from 2015 to 2017, and the deputy treasurer and chief risk officer of the treasury department of GE Capital from 2011 to 2014. Ms. Kratky was also the chief risk officer of GE Capital Aviation Services. Previously, she served on the board of directors of GE Financial Markets (GE Capital’s market-facing entity in Ireland) and GE Aviation Services Ltd. She also was a founding member of the board of directors of Synchrony Financial Corp., where she served on the Risk Committee. Ms. Kratky holds an undergraduate degree in systems analysis with an emphasis in finance from Miami University.

Executive Officers Who Are Not Directors

John W. Lane

Mr. Lane is an executive vice president and chief financial officer of PIMCO’s alternatives platform. Prior to joining PIMCO in 2015, he was the chief financial officer of private equity and real estate, with oversight for multiple credit platforms at Apollo Global Management. Mr. Lane was previously with Lehman Brothers, serving as the chief financial officer for its private equity business, and was a member of the audit practice at PricewaterhouseCoopers. He holds an MBA from Oxford Brookes University in the UK and is a fellow of the Association of Chartered Certified Accountants.

Keisha Audain-Pressley

Ms. Audain-Pressley is an executive vice president and deputy chief compliance officer in the New York office. She serves as the chief compliance officer for the PIMCO-sponsored U.S. registered funds, which includes open-end funds, exchange traded funds, closed-end funds and interval funds. Ms. Audain-Pressley is a member of the leadership team for the investment advisory compliance program and oversees the U.S. registered funds compliance program. Prior to joining PIMCO in 2011, she was a senior vice president and senior compliance officer at Neuberger Berman Management. Previously, Ms. Audain-Pressley was a chief compliance officer in Lehman Brothers’ investment management division. In her prior roles, she was responsible for the compliance program of registered investment advisers that offered alternative investment products and served as a senior compliance officer for a registered investment adviser of open-end mutual funds. She has 20 years of industry experience and holds a J.D. from the Syracuse University College of Law and a Master of Public Administration from the Maxwell School at Syracuse University. She also received an undergraduate degree from Syracuse University.

Crystal Porter

Ms. Porter is a senior vice president in the Newport Beach office, focusing on the financial accounting, reporting and operations for alternative funds. Prior to joining PIMCO in 2014, she was a senior manager in the investment management practice at PricewaterhouseCoopers, with a focus on hedge and private equity fund audits. She has 18 years of investment and financial services experience and holds an undergraduate degree in business economics with an emphasis in accounting from the University of California, Santa Barbara.

Wu-Kwan Kit

Ms. Kit is a senior vice president and senior counsel in the legal and compliance department in the Newport Beach office. She provides legal support primarily to PIMCO’s 1940 Act registered funds business. Prior to joining PIMCO in 2016, she was an assistant general counsel at VanEck. Previously, she was an associate in the investment management department at Schulte Roth & Zabel LLP. She has 15 years of legal experience and holds an undergraduate degree from the University of Pennsylvania and a J.D. from the University of

Pennsylvania Law School. She is a member of the New York bar.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that during the period from June 10, 2022 (date of inception) to December 31, 2022, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

Code of Ethics

The Company and the Advisor each have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act. These codes of ethics permit personnel to invest in securities, including securities that may be purchased or held by the Company, and such personnel may, from time to time, invest in securities held by the Company subject to the requirements established in the codes of ethics.

Committees of the Board of Directors

The Board has established an Audit Oversight Committee, Valuation Oversight Committee, and a Governance and Nominating Committee Charter, and may establish additional committees in the future. All directors are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Company requires each director to make a diligent effort to attend all Board and committee meetings as well as each annual meeting of Stockholders.

Valuation Oversight Committee.

The Valuation Oversight Committee is currently composed of all Independent Directors. Benedict Aitkenhead is the Chair of the Valuation Oversight Committee. The Valuation Oversight Committee has been delegated responsibility by the Board for overseeing determination of the fair value of the Company’s portfolio securities and other assets on behalf of the Board in accordance with the Company’s valuation procedures. The Valuation Oversight Committee reviews and approves procedures for the fair valuation of the Company’s portfolio securities and periodically reviews information from PIMCO regarding fair value determinations made pursuant to Board-approved procedures, and makes related recommendations to the full Board and assists the full Board in resolving particular fair valuation and other valuation matters. In certain circumstances as specified in the Company’s valuation policies, the Valuation Oversight Committee may also determine the fair value of portfolio holdings after consideration of all relevant factors, which determinations shall be reported to the full Board.

Audit Oversight Committee

The Audit Oversight Committee is currently composed of all Independent Directors. Anne K. Kratky serves as Chair of the Audit Oversight Committee. The Board has determined that Anne K. Kratky is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The Independent Directors meet the current requirements of Rule 10A-3 under the Exchange Act. The Audit Oversight Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Oversight Committee. The Audit Oversight Committee’s responsibilities include selecting the Company’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Company’s annual audited financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the Company’s audit reports and financial statements.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are the Independent Directors. Debra W. Huddleston serves as Chair of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for selecting, researching and nominating directors for election by the Company’s Stockholders, selecting nominees to fill vacancies on the board or a committee of the board, developing and recommending to the board a set of corporate governance principles and overseeing the evaluation of the board and management.

The Governance and Nominating Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, the Company and its Stockholders. In considering possible candidates for election as a director, the Governance and Nominating Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

•	are of high character and integrity;

•	are accomplished in their respective fields, with superior credentials and recognition;

•	have relevant expertise and experience upon which to be able to offer advice and guidance to management;

•	have sufficient time available to devote to the Company’s affairs;

•	are able to work with the other members of the Board and contribute to the Company’s success;

•	can represent the long-term interests of the Company’s Stockholders as a whole; and

•	are selected such that the Board represents a range of backgrounds and experience.

The Governance and Nominating Committee takes diversity of a particular nominee and overall diversity of the Board into account when considering and evaluating nominees for Trustee. While the Governance and Nominating Committee has not adopted a particular definition of diversity, when considering a nominee’s and the Board’s diversity, the Governance and Nominating Committee may consider the manner in which each nominee’s professional experience, education, expertise in matters that are relevant to the oversight of the Company (e.g., investment management, distribution, accounting, trading, compliance, legal), general leadership experience, and life experience are complementary and, as a whole, contribute to the ability of the Board to oversee the Company.

Communications Between Stockholders and the Board

The Board welcomes communications from the Company’s stockholders. Stockholders may send communications to the Board or to any particular director to the following address: 650 Newport Center Drive, Newport Beach, CA 92660. Stockholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

Item 11. Executive Compensation

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business will be provided by individuals who are employees of the Advisor, the Administrator or their respective affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement, as applicable. The Company’s day-to-day investment and administrative operations is managed by the Advisor, the Administrator, and their respective affiliates. None of the Company’s executive officers will receive direct compensation from the Company. See “Business —Advisory Agreement” and “Certain Relationships and Related Transactions.”

Compensation of Directors

Each of the Company’s Independent Directors will receive an annual retainer fee of $150 (amount in thousands). The Chair of the Audit Oversight Committee receives an additional $20 (amount in thousands) for service as the Chair of the Audit Oversight Committee. The Co-Chairs of the Governance and Nominating Committee receive an additional $5 (amount in thousands) each for service as the Co- Chairs of the Governance and Nominating Committee. The Chair of the Valuation Oversight Committee receives an additional $15 (amount in thousands) for service as the Chair of the Valuation Oversight Committee. The Independent Directors also receive reimbursement of reasonable out-of-pocket expenses incurred expenses incurred in connection with attending each regular Board meeting, each special meeting, and each committee meeting attended. No compensation is expected to be paid to directors who are “interested persons” with respect to us, as such term is defined in Section 2(a)(19) of the 1940 Act.

The table below sets forth the compensation received by each director from the Company for the period from June 10, 2022 (date of inception) to December 31, 2022 (amounts in thousands).

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation ($)
Interested Director
Rick LeBrun	—	—	—	—	—	—	—
Independent Directors
Benedict Aitkenhead	$61,875	—	—	—	—	—	$61,875
Debra W. Huddleston	$58,125	—	—	—	—	—	$58,125
Anne K. Kratky	$63,750	—	—	—	—	—	$63,750

A former Independent Director of the Company received compensation of $8,705.

Compensation and Insider Participation

The Company does not have a compensation committee because the executive officers do not receive any direct compensation from the Company. The Independent Directors review their own compensation and recommend to the Board the appropriate level of compensation. This level of compensation may be adjusted from time to time. In conducting their review, the Independent Directors use such information as they deem relevant, including compensation paid to directors or trustees of other BDCs of similar size and the time and effort required of the directors in fulfilling their responsibilities to the Company. The Board determines the compensation of the Independent Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 23, 2023, certain ownership information with respect to the Company’s Common Stock for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of the Company’s outstanding shares of Common Stock and all officers and directors, as a group. Unless otherwise indicated, the address for each director and executive officer is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA, 92660.

Name and address	Type of ownership		Shares owned	Percentage
Interested Directors
Rick LeBrun	N/A		—	*
Independent Directors
Benedict Aitkenhead	N/A		—	*
Debra W. Huddleston	N/A		—	*
Anne K. Kratky	N/A		—	*
Executive Officers
John W. Lane	N/A		—	*
Keisha Audain-Pressley	N/A		—	*
Crystal Porter	N/A		—	*
Wu-Kwan Kit	N/A		—	*
Principal Stockholders (1)
Pacific Investment Management Company LLC	Beneficial	(2)	25,387,884	100%

*	Represents less than 1.0%.
(1)	The address for each five percent stockholder is c/o Pacific Investment Management Company LLC, 650 Newport Center Drive, Newport Beach, CA, 92660.
(2)

PIMCO has sole voting power. The securities reported in the table above are held by certain funds and accounts for which PIMCO serves as investment manager: (i) PIMCO Tactical Opportunities Master Fund Ltd., which indirectly holds 15,387,434 shares of Common Stock, (ii) PIMCO OP Trust Flexible Credit Fund, L.P., which indirectly holds 5,000,225 shares of Common Stock, and (iii) PIMCO Private Income Fund II LP, which indirectly holds 5,000,225 shares of Common Stock. The securities reported are directly held by PIMCO Capital Solutions US Feeder LP. All information is as of March 23, 2023.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons; Review, Approval or Ratification of Transactions with Related Persons

The Company has entered into a number of business relationships with affiliated or related parties, including the Advisory Agreement and the Administration Agreement.

In addition to the aforementioned agreements, the Company may rely on exemptive relief granted to the Company, the Advisor, and PIMCO, which would permit the Company to co-invest with other funds managed by PIMCO in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as any regulatory requirements and other pertinent factors.

Various potential and actual conflicts of interest may arise from the overall investment activities of the Advisor and PIMCO for their own accounts and for the accounts of others. The conflicts of interest that may be encountered by the Company include those discussed below and elsewhere throughout this Report on Form 10-K, although such discussions do not describe all of the conflicts that may be faced by the Company. Dealing with conflicts of interest is complex and difficult, and new and different types of conflicts may subsequently arise.

Advisory Agreement

On June 30, 2022, the Company entered into an Advisory Agreement. For the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred a management fee of $1,574 (amount in thousands), of which 100% was waived by the Advisor.

Conflicts of Interest

From time to time, potential and actual conflicts of interest may arise between an investment professional’s management of the investments of the Company, on the one hand, and the management of other accounts, on the other. Potential and actual conflicts of interest may also arise as a result of the Advisor’s other business activities and the Advisor’s possession of material non-public information about an issuer. Other accounts managed by an investment professional might have similar investment objectives or strategies as the Company or otherwise hold, purchase, or sell securities that are eligible to be held, purchased or sold by the Company. The other accounts might also have different investment objectives or strategies than the Company. Potential and actual conflicts of interest may also arise as a result of the Advisor serving as investment adviser to accounts that invest in the Company. In this case, such conflicts of interest could in theory give rise to incentives for the Advisor to, among other things, vote proxies or other consents of the Company in a manner beneficial to the investing account but detrimental to the Company. Conversely, the Advisor’s duties to the Company, as well as regulatory or other limitations applicable to the Company, may affect the courses of action available to the Advisor- advised accounts (including certain funds) that invest in the Company in a manner that is detrimental to such investing accounts. In addition, regulatory restrictions, actual or potential conflicts of interest or other considerations may cause the Advisor to restrict or prohibit participation in certain investments.

Conflicts like those described above may also occur between other accounts managed by the Advisor (each a “Client,” and collectively, the “Clients”), on the one hand, and PIMCO, on the other. These conflicts will not always be resolved in favor of the Client. In addition, because the Advisor is affiliated with Allianz SE, a large multinational financial institution, conflicts similar to those described above may occur between the Company and other accounts managed by PIMCO or accounts managed by those affiliates. Those affiliates (or their clients), which generally operate autonomously from the Advisor, may take actions that are adverse to the Advisor’s Clients. In many cases, the Advisor will have limited or no ability to mitigate those actions or address those conflicts, which could adversely affect Client performance or the performance of the Company or other accounts managed by the Advisor. Because certain Clients are affiliates of the Advisor or have investors who are affiliates or employees of the Advisor, the Advisor may have incentives to resolve conflicts of interest in favor of these Clients over other Clients. In addition, certain regulatory or internal restrictions may prohibit the Advisor from using certain brokers or investing in certain companies (even if such companies are not affiliated with Allianz SE) because of the applicability of certain laws and regulations or internal Allianz SE policies applicable to the Advisor, Allianz SE or their affiliates. An account’s willingness to negotiate terms or take actions with respect to an investment may also be, directly or indirectly, constrained or otherwise impacted to the extent Allianz SE, the Advisor, and/or their affiliates, directors, partners, managers, members, officers or personnel are also invested therein or otherwise have a connection to the subject investment (e.g., serving as a trustee or board member thereof).

Administration Agreement

On June 30, 2022, the Company entered into an Administration Agreement with PIMCO in its capacity as Administrator. Pacific Investment Management Company LLC also serves as the Company’s Advisor. For the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred an administration fee of $191 (amount in thousands).

Under the terms of the Administration Agreement, subject to the general supervision of the Board, PIMCO provides or causes to be furnished certain supervisory and administrative and other services reasonably necessary for the operation of the Company, including but not limited to the supervision and coordination of matters relating to the operation of the Company, including any necessary coordination among the custodian, transfer agent, dividend disbursing agent, and recordkeeping agent (including pricing and valuation of the Company), accountants, attorneys, and other parties performing services or operational functions for or on behalf of the Company; the provision of adequate personnel, office space, communications facilities, and other facilities necessary for the effective supervision and administration of the Company, as well as the services of a sufficient number of persons competent to perform such supervisory and administrative and clerical functions as are necessary for compliance with federal securities laws and other applicable laws; the maintenance of the books and records of the Company; the preparation of all routine federal, state, local and foreign tax returns and reports for the Company; periodic reports to Stockholders and other regulatory filings; the provision of administrative services to Stockholders of the Company including the maintenance of a Stockholder information telephone number, the provision of certain statistical information and performance of the Company, an internet website (if requested), and maintenance of privacy protection systems and procedures; the preparation and filing of such registration statements and other documents with such authorities as may be required to register a new class of shares of the Company; the taking of other such actions as may be required by applicable law (including establishment and maintenance of a compliance program for the Company); access by PIMCO representatives to databases to assist with Stockholder inquiries and reports; oversight of anti-money laundering monitoring systems and procedures; repurchase fee application and monitoring systems (if applicable); anti-market timing monitoring systems and procedures; and processing of client registration applications.

Under the Administration Agreement, the Company pays an administration fee to PIMCO. PIMCO pays all expenses incurred by it in connection with its obligations under the Administration Agreement with respect to the Company, with the exception of certain expenses that are assumed by the Company. In addition, PIMCO is responsible for the following expenses: expenses of all routine audits by the Company’s independent public accountants (other than the Company’s liquidating audit, the expenses for which will be borne by the Company); expenses of the Company’s transfer agent, registrar, dividend disbursing agent, and recordkeeping agent; expenses and fees paid to agents and intermediaries for sub-transfer agency, sub-accounting and other Stockholder services on behalf of Stockholders (or share of a particular share class, if any) held through omnibus and networked, record Stockholder accounts (together, “Sub-Transfer Agency Expenses”), except where Sub-Transfer Agency Expenses are paid pursuant to a Rule 12b-1 or similar plan adopted by the Board of the Company; expenses of the Company’s custodial services, including any recordkeeping services provided by the custodian and bank service fees; expenses of obtaining quotations for calculating the value of the Company’s net assets from pricing services (but not including the cost of any third-party valuation agent engaged to assist in valuing the Company’s non-pricing service Level 3 assets); expenses of maintaining the Company’s tax records; certain expenses and fees, including legal fees, incident to the preparation, printing and distribution of the Company’s notices, press releases and reports to existing Stockholders; certain expenses associated with the preparation and filing of registration statements and updates thereto and reports with regulatory bodies; expenses associated with the maintenance of the Company’s existence and qualification to do business; expenses (including registration fees) of issuing, redeeming and repurchasing Common Stock; expenses associated with registering and qualifying for sale Common Stocks with federal and state securities authorities following the initial registration of its Common Stocks under the Securities Act (i.e., that are not organizational and offering expenses of the Company specified below) and following any registration of a new class of shares of the Company subsequent to its initial registration; and the expense of qualifying and listing existing Common Stocks with any securities exchange or other trading system; the Company’s ordinary legal fees, including the legal fees that arise in the ordinary course of business for a Delaware corporation, that has elected to be regulated as a BDC, or that is listed for trading with a securities exchange or other trading system; and costs of printing certificates representing Common Stocks of the Company, if any.

Expense Reimbursement Agreement

The Company entered the Expense Reimbursement Agreement with the Advisor. Pursuant to the Expense Reimbursement Agreement, the Company (and/or one or more of its SPVs) will engage or otherwise transact with one or more Service Providers in connection with its ongoing operations, including in respect of portfolio investments. Service Providers provide services in respect of the Company, its portfolio investments and/or the other entities in which the Company invests.

As of December 31, 2022, the amount of Expense Payments provided by the Advisor since inception was $192 (amount in thousands). The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement (amounts in thousands):

For the Period Ended December 31, 2022	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration

	$192	$—	$192	December 31, 2025

Promoters and Certain Control Persons

The Advisor may be deemed a promoter of the Company. The Company has entered into the Advisory Agreement with the Advisor. The Advisor, for its services to the Company, is entitled to receive Management Fees.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP for professional services performed for the Company’s period from June 10, 2022 (date of inception) to December 31, 2022 (amounts in thousands):

June 10, 2022 (date of inception) through December 31, 2022
Audit Fees	$190,000

Total Fees	$190,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of the Company’s financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings.

Audit Related Fees. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Oversight Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Advisor and any affiliates thereof that provide services to the Company, if such non-audit services are directly related to the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the period from June 10, 2022 (date of inception) to December 31, 2022 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

Review and Discussion with Independent Registered Public Accounting Firm

The Audit Oversight Committee has reviewed the audited consolidated financial statements and met and held discussions with management regarding the audited consolidated financial statements, and the Audit Committee recommended the inclusion of the consolidated financial statements in this Report on Form 10-K. Management has represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. The Audit Committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board and has discussed with the auditors the auditors’ independence.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(a)	Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1*	Amended and Restated Certificate of Incorporation

3.2*	By-Laws

10.1*	Form of Investment Advisory Agreement

10.2*	Form of Administration Agreement

10.3*	Form of Expense Support and Conditional Reimbursement Agreement

10.4*	Form of Custody Agreement

10.5*	Dividend Reinvestment Plan

10.6*	Form of Fee Waiver Agreement

10.7*	Form of Transfer Agreement, dated June 29, 2022

10.8*	Form of Transfer Agreement, dated June 30, 2022

14.1**	Code of Ethics of Registrant

14.2**	Code of Ethics of Pacific Investment Management Company LLC

21.1**	Subsidiaries

24.1**	Power of Attorney for John W. Lane

24.2**	Power of Attorney for Crystal Porter

24.3**	Power of Attorney for Richard R. LeBrun, Jr.

24.4**	Power of Attorney for Bendict Aitkenhead

24.5**	Power of Attorney for Debra W. Huddleston

24.6**	Power of Attorney for Anne K. Kratky

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-56438), filed on July 11, 2022 and incorporated herein by reference.
**	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2023	PIMCO CAPITAL SOLUTIONS BDC CORP.

	By:	/s/ John W. Lane*
John W. Lane
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2023	By:	/s/ John W. Lane*
John W. Lane
President

Date: March 23, 2023	By:	/s/ Crystal Porter*
Crystal Porter
Treasurer

Date: March 23, 2023	By:	/s/ Rick LeBrun*
Rick LeBrun
Director

Date: March 23, 2023	By:	/s/ Benedict Aitkenhead*
Benedict Aitkenhead
Director

Date: March 23, 2023	By:	/s/ Debra W. Huddleston*
Debra W. Huddleston
Director

Date: March 23, 2023	By:	/s/ Anne K. Kratky*
Anne K. Kratky
Director

	*By:	/s/ William J. Bielefeld
William J. Bielefeld
as attorney-in-fact

*	Pursuant to power of attorney filed herewith.