Form 10-Q
period 2023-03-31
PIMCO Capital Solutions BDC Corp.
filed 2023-05-12
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).     Yes  ☐    No  ☒
The issuer had 25,387,884 shares of common stock, $0.001 par value per share, outstanding as of
May 11, 2023.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
PIMCO Capital Solutions BDC Corp.
Consolidated Statement of Assets and Liabilities
(Amounts in thousands, except share and per share)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $244,421 and $256,627, respectively)	$235,590	$230,202
Cash	1,298	800
Interest receivable	2,884	2,968
Receivable for paydowns of investments	319	830
Organizational costs paid by Advisor	905	1,004
Deferred offering costs	5	10
Due from affiliate	179	2

Total Assets	$241,180	$235,816

Liabilities
Due to affiliate	—	435
Accrued administration fee	88	94
Accrued organizational costs	1,153	1,153
Accrued offering costs	20	20
Directors fee reimbursement to Advisor	254	192
Other payable	159	127

Total Liabilities	$1,674	$2,021

Commitments & Contingencies (Note 7)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 25,387,884 and 25,387,884 shares issued and outstanding, respectively	$25	$25
Paid-in-capital in excess of par	253,854	253,854
Distributable earnings (loss)	(14,373)	(20,084)

Total Net Assets	$239,506	$233,795

Total Liabilities and Net Assets	$241,180	$235,816

Net asset value per share	$9.43	$9.21

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statement of Operations
(Amounts in thousands, except share and per share)
(Unaudited)

Three Months Ended March 31, 2023
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$3,640
Payment in-kind interest	2,514

Total investment income	$6,154

Expenses
Management fee	$729
Directors fee	62
Administration fee	88
Organizational costs	99
Offering costs	5
Other expenses	32

Total expenses	$1,015
Less: Waivers (Note 3)	(729)

Net expenses	286
Net investment income (loss)	$5,868

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(17,751)

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	17,594

Net realized and unrealized gains (losses)	(157)

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,711

Weighted average shares outstanding	25,387,884
Net Investment income (loss) per share (basic and diluted)	$0.23
Earnings (loss) per share (basic and diluted)	$0.22
The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share and per share)
(Unaudited)

Three Months Ended March 31, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$5,868
Net realized gain (loss)	(17,751)
Net change in unrealized appreciation (depreciation)	17,594

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,711

Total Increase (Decrease) in Net Assets	$5,711

Net Assets
Beginning of period	$233,795

End of period	$239,506

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

Three Months Ended March 31, 2023
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$5,711
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(12,375)
Proceeds from sales of long-term securities	17,041
Purchases of short-term portfolio investments, net	(6,498)
Net change in unrealized (appreciation) depreciation on investments	(17,594)
Net realized (gain) loss on investments	17,751
Payment in-kind interest	(2,514)
Net (accretion) on investments	(611)
Paydown (gain)	(77)
Amortization of deferred offering costs	5
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	84
(Increase) decrease in organizational costs paid by Advisor	99
(Increase) decrease in due from affiliate	(177)
Increase (decrease) in due to affiliate	(435)
Increase (decrease) in accrued administration fee	(6)
Increase (decrease) in directors fee reimbursement to Advisor	62
Increase (decrease) in other payable	32

Net cash provided by (used for) operating activities	$498

Net increase (decrease) in cash	498

Cash, beginning of period	800

Cash, end of period	$1,298

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of March 31, 2023
(Amounts in thousands)
(Unaudited)

Investments (1)(2) Non-Controlled, Non-Affiliated Investments	Industry	Reference Rate Spread (5)	Interest Rate (6)	Maturity Date	Par Amount	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Alorica, Inc. Term Loan (4)	IT Services	SOFR + 6.875%	11.575%	12/21/2027	$12,438	$12,315	$12,304	5.14%
AP Core Holdings II, LLC Term B-1 Loan	Entertainment	LIBOR + 5.500%	10.340%	09/01/2027	3,634	3,587	3,544	1.48%
AP Core Holdings II, LLC Term B-2 Loan	Entertainment	LIBOR + 5.500%	10.340%	09/01/2027	3,458	3,412	3,374	1.41%
AssuredPartners, Inc. 2020 February Refinancing Term Loan	Brokerage	LIBOR + 3.500%	8.340%	02/12/2027	6,946	6,639	6,891	2.88%
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan	Packaging	SOFR + 4.275%	9.082%	04/13/2029	6,948	6,659	6,801	2.84%
Endurance International Group Holdings, Inc. Initial Term Loan (4)	Technology	LIBOR + 3.500%	8.219%	02/10/2028	6,947	6,602	6,513	2.72%
Gainwell Acquisition Corp. Term B Loan	Pharmaceuticals	SOFR + 4.191%	8.998%	10/01/2027	4,888	4,845	4,680	1.95%
LBM Acquisition, LLC Initial Term Loan	Retailers	LIBOR + 3.750%	8.385%	12/17/2027	4,712	4,675	4,453	1.86%
Mavenir Systems, Inc. Initial Term Loan (3)	Technology	LIBOR + 4.750%	9.651%	08/18/2028	9,900	9,815	6,967	2.91%
McAfee Corp. Term Loan	Technology	SOFR + 3.850%	8.515%	03/01/2029	6,948	6,590	6,553	2.74%
Peraton Corp. Term B Loan	Technology	LIBOR + 3.750%	8.590%	02/01/2028	3,079	3,066	3,047	1.27%
PetSmart LLC Initial Term Loan	Retailers	SOFR + 3.850%	8.657%	02/11/2028	6,965	6,683	6,920	2.89%
Planview Parent, Inc. Closing Date Term Loan	Technology	LIBOR + 4.000%	9.159%	12/17/2027	6,947	6,790	6,598	2.75%
PLNTF Holdings, LLC Initial Term Loan (4)	Entertainment	LIBOR + 8.000%	12.947%	03/22/2026	11,201	11,023	10,697	4.47%
Polaris Newco, LLC Dollar Term Loan	Technology	LIBOR + 4.000%	9.159%	06/02/2028	6,947	6,732	6,355	2.65%
Rising Tide Holdings, Inc. 1A Term Loan (7)	Retailers	SOFR + 5.000%	9.890%	06/01/2028	9,945	6,097	6,060	2.53%
Sophia, L.P. Term Loan B	Technology	LIBOR + 3.500%	8.659%	10/07/2027	6,947	6,727	6,878	2.87%
Team Health Holdings, Inc. Non-Extended Term Loan	Healthcare	SOFR + 2.750%	7.590%	02/06/2024	6,945	6,595	5,972	2.49%
U.S. Renal Care, Inc. Initial Term Loan	Healthcare	LIBOR + 5.000%	9.875%	06/26/2026	1,886	1,855	1,290	0.54%
Univision Communications Inc. Initial Term Loan	Broadcasting	LIBOR + 3.250%	8.090%	01/31/2029	6,947	6,766	6,837	2.85%
Victoria’s Secret & Co. Initial Term Loan (3)	Retailers	LIBOR + 3.250%	8.236%	08/02/2028	2,901	2,876	2,879	1.20%
Windstream Services, LLC Incremental Term Loan (4)	Wireless	SOFR + 4.100%	8.907%	02/23/2027	7,000	6,664	6,510	2.72%

Total First Lien Secured						137,013	132,123	55.16%

Second Lien Senior Secured
Altar BidCo, Inc. Initial Term Loan	Technology	SOFR + 5.600%	10.493%	02/01/2030	2,900	2,872	2,567	1.07%
Rising Tide Holdings, Inc. 1B Term Loan (4)(7)	Retailers	SOFR + 8.500%	13.390%	06/01/2029	10,996	3,291	3,041	1.27%
Rising Tide Holdings, Inc. 2A Term Loan (4)(7)	Retailers	SOFR + 8.500%	13.390%	06/01/2029	11,202	3,353	3,098	1.29%

Total Second Lien Secured						9,516	8,706	3.63%
Senior Unsecured
LEAF Home Solutions Note (4)(7)	Consumer Services	N/A	12.000%	02/26/2027	30,411	30,236	26,914	11.24%

Total Senior Unsecured						30,236	26,914	11.24%

Total Debt Investments						176,765	167,743	70.03%

Corporate Bonds
Rivian Holdings/Auto LLC 144A (3)	Automotive	LIBOR + 5.625%	10.164%	10/15/2026	28,601	28,172	28,354	11.84%

Total Corporate Bonds						28,172	28,354	11.84%

Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill		N/A	1.15%	04/04/2023	7,400	7,397	7,399	3.09%
U.S. Treasury Bill		N/A	3.80%	04/18/2023	4,300	4,290	4,292	1.79%
U.S. Treasury Bill		N/A	4.02%	04/25/2023	8,200	8,174	8,177	3.41%
U.S. Treasury Bill		N/A	4.28%	05/11/2023	2,400	2,388	2,388	1.00%
U.S. Treasury Bill		N/A	4.49%	06/15/2023	17,400	17,235	17,237	7.20%

Total U.S. Treasury Bills						39,484	39,493	16.49%

Total Short-Term Investments						39,484	39,493	16.49%

Total Non-Controlled, Non-Affiliated Investments						$244,421	$235,590	98.36%

Total Investments						$244,421	$235,590	98.36%

(1)	All investments are U.S. domiciled.
(2)	All debt investments are income-producing, unless otherwise noted.
(3)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, total non-qualifying
assets at fair value represented 15.9% of the Company’s total net assets calculated in accordance with the 1940 Act.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements.
(5)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate (“LIBOR”) and/or the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of March 31, 2023, the reference rates for the floating rate loans were the 1 Month LIBOR of 4.86%, 3 Month LIBOR of 5.19%, 6 Month LIBOR of 5.31%, 1 Month SOFR of 4.80%, 3 Month SOFR of 4.91% and 6 Month SOFR of 4.90%.

(6)	Interest rates on short-term investments are annualized.
(7)	All or a portion of the interest on this position is paid-in-kind (PIK)
The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2022
(Amounts in thousands)

Investments (1)(2) Non-Controlled, Non-Affiliated Investments	Industry	Reference Rate Spread (5)	Interest Rate (6)	Maturity Date	Par Amount	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
AP Core Holdings II, LLC Term B-1 Loan	Entertainment	LIBOR + 5.500%	9.884%	09/01/2027	$3,683	$3,632	$3,349	1.43%
AP Core Holdings II, LLC Term B-2 Loan	Entertainment	LIBOR + 5.500%	9.884%	09/01/2027	3,458	3,409	3,128	1.34%
AssuredPartners, Inc. 2020 February Refinancing Term Loan	Brokerage	LIBOR + 3.500%	7.884%	02/12/2027	6,964	6,637	6,780	2.90%
Caesars Resort Collection, LLC Term B Loan	Gaming	LIBOR + 2.750%	7.134%	12/23/2024	4,452	4,382	4,448	1.90%
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan	Packaging	SOFR + 4.275%	8.598%	04/13/2029	6,965	6,665	6,651	2.84%
Cornerstone Building Brands, Inc. Tranche B Term Loan (3)	Building Materials	LIBOR + 3.250%	7.568%	04/12/2028	4,835	4,778	4,361	1.87%
Endurance International Group Holdings, Inc. Initial Term Loan	Technology	LIBOR + 3.500%	7.717%	02/10/2028	6,965	6,602	6,286	2.69%
Gainwell Acquisition Corp. Term B Loan	Pharmaceuticals	LIBOR + 4.000%	8.730%	10/01/2027	4,900	4,854	4,612	1.97%
LBM Acquisition, LLC Initial Term Loan	Retailers	LIBOR + 3.750%	7.121%	12/17/2027	4,724	4,683	4,116	1.76%
Mavenir Systems, Inc. Initial Term Loan (3)	Technology	LIBOR + 4.750%	9.424%	08/18/2028	9,925	9,833	8,101	3.47%
McAfee Corp. Term Loan	Technology	SOFR + 3.850%	7.974%	03/01/2029	6,965	6,593	6,502	2.78%
Peraton Corp. Term B Loan	Technology	LIBOR + 3.750%	8.134%	02/01/2028	3,087	3,072	3,020	1.29%
PetSmart LLC Initial Term Loan	Retailers	LIBOR + 3.750%	8.130%	02/11/2028	6,982	6,686	6,854	2.93%
Planview Parent, Inc. Closing Date Term Loan	Technology	LIBOR + 4.000%	8.730%	12/17/2027	6,964	6,801	6,504	2.78%
PLNTF Holdings, LLC Initial Term Loan (4)	Entertainment	LIBOR + 8.000%	12.753%	03/22/2026	11,230	11,034	10,725	4.59%
Polaris Newco, LLC Dollar Term Loan	Technology	LIBOR + 4.000%	8.730%	06/02/2028	6,965	6,741	6,373	2.73%
Rising Tide Holdings, Inc. Initial Term Loan (4)	Retailers	LIBOR + 4.750%	9.485%	06/01/2028	9,850	9,759	4,679	2.00%
Sophia, L.P. Term Loan B	Technology	LIBOR + 3.500%	8.230%	10/07/2027	6,965	6,733	6,738	2.88%
Team Health Holdings, Inc. Non-Extended Term Loan	Healthcare	SOFR + 2.750%	7.134%	02/06/2024	6,963	6,513	5,988	2.56%
U.S. Foods, Inc. (aka U.S. Foodservice, Inc.) Incremental B-2019 Term Loan	Food and Beverage	LIBOR + 2.000%	6.384%	09/13/2026	6,004	5,858	5,957	2.55%
U.S. Renal Care, Inc. Initial Term Loan	Healthcare	LIBOR + 5.000%	9.438%	06/26/2026	1,891	1,857	1,067	0.46%
Univision Communications Inc. Initial Term Loan	Broadcasting	LIBOR + 3.250%	7.634%	01/31/2029	6,965	6,775	6,780	2.90%
Victoria’s Secret & Co. Initial Term Loan (3)	Retailers	LIBOR + 3.250%	7.983%	08/02/2028	2,908	2,882	2,835	1.21%
Windstream Services, LLC Incremental Term Loan (4)	Wireless	SOFR + 4.100%	8.423%	02/28/2027	7,000	6,655	6,678	2.86%

Total First Lien Secured						143,434	132,532	56.69%

Second Lien Senior Secured
Altar BidCo, Inc. Initial Term Loan	Technology	SOFR + 5.619%	10.512%	02/01/2030	2,900	2,872	2,489	1.06%
KKR Apple Bidco, LLC Initial Term Loan	Aviation Services	LIBOR + 5.750%	10.134%	09/21/2029	1,200	1,194	1,164	0.50%
Rising Tide Holdings, Inc. Initial Term Loan (4)	Retailers	LIBOR + 8.250%	12.985%	06/01/2029	21,500	19,839	8,062	3.45%

Total Second Lien Secured						23,905	11,715	5.01%
Senior Unsecured
LEAF Home Solutions Note (4)(7)	Consumer Services	N/A	12.000%	02/26/2027	28,689	28,502	25,562	10.93%

Total Senior Unsecured						28,502	25,562	10.93%

Total Debt Investments						195,841	169,809	72.63%

Corporate Bonds
Rivian Holdings/Auto LLC 144A (3)	Automotive	LIBOR + 5.625%	10.164%	10/15/2026	28,601	28,146	27,743	11.87%

Total Corporate Bonds						28,146	27,743	11.87%

Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill		N/A	3.44%	01/26/2023	8,000	7,978	7,980	3.41%
U.S. Treasury Bill		N/A	4.08%	03/09/2023	9,200	9,128	9,130	3.91%
U.S. Treasury Bill		N/A	4.12%	03/23/2023	600	594	594	0.25%
U.S. Treasury Bill		N/A	4.18%	03/30/2023	15,100	14,940	14,946	6.39%

Total U.S. Treasury Bills						32,640	32,650	13.96%

Total Short-Term Investments						32,640	32,650	13.96%

Total Non-Controlled, Non-Affiliated Investments						$256,627	$230,202	98.46%

Total Investments						$256,627	$230,202	98.46%

(1)	All investments are U.S. domiciled.
(2)	All debt investments are income-producing, unless otherwise noted.
(3)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, total non-qualifying
assets at fair value represented 18.4% of the Company’s total net assets calculated in accordance with the 1940 Act.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements.
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

(6)	Interest rates on short-term investments are annualized.
(7)	All or a portion of the interest on this position is paid-in-kind (PIK)
The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Notes to Unaudited Consolidated Financial Statements
March 31, 2023
1. Organization
PIMCO Capital Solutions BDC Corp. (collectively with its consolidated subsidiaries, the “Company,” “we,” “our,” and “us”), is an externally managed, non-diversified,
closed-end
management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on July 11, 2022. The Company was incorporated under the laws of the state of Delaware on December 23, 2021. In addition, for U.S. federal income tax purposes, the Company has elected, as of August 1, 2022, to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
As of March 31, 2023, the Company had total Capital Commitments of $253,879 (amount in thousands), of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
The Company’s fiscal year ends December 31.
2. Significant Accounting Policies
Basis of Accounting
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein.The functional and reporting currency for the Company is the U.S. dollar.

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form
10-Q
and Articles 6, 10 and 12 of Regulation
S-X.
Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessa
r
ily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
Use of Estimates
The preparation of the financial statements in confo
r
mity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Fair Value of Investments
The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820—Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.
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
Payment
In-Kind
Interest
The Company may have investments that contain
Payment-In-Kin
d
(“PIK”) provisions. PIK income, computed at the contractual rate specified in the Company investment agreement, is added to the principal balance of the investment and recorded as Payment in-kind
interest on the Consolidated Statement of Operations. The Company prosp
e
ctively ceases recognition of PIK income and the associated principal balance if such amounts and balances are deemed to be doubtful of collection. For investments with PIK income, the Company calculates income accruals based on the principal balance including any PIK.
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any re
m
aining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of March 31, 2023 and December 31, 2022, $905 and $1,004, respectively (amounts in thousands), was recoverable by the Advisor for organizational expenses paid on the Company’s behalf and is recorded as “Organizational costs paid by Advisor” on the Consolidated Statement of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full
reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of March 31, 2023 and December 31, 2022, there was $5 and $10, respectively (amounts in thousands), recoverable by the Advisor for offering costs paid on the Company’s behalf and is recorded as “Deferred offering costs” on the Consolidated Statement of Assets and Liabilities.
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
Income Taxes
The Company has elected, as of August 1, 2022, to be treated as a RIC under the Code and intends each year to qualify and be eligible to be treated as such, so that it generally will not be subject to U.S. federal income tax on its net investment income or net short-term or long-term capital gains, that are distributed (or deemed distributed, as described below) to stockholders. In order to qualify and be eligible for such treatment, the Company must meet certain asset diversification tests, derive at least 90% of its gross income for such year from certain types of qualifying income, and distribute to its stockholders at least 90% of its “investment company taxable income” as that term is defined in the Code (which includes, among other things, dividends, taxable interest and the excess of any net short-term capital gains over net long-term capital losses, as reduced by certain deductible expenses).
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
The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2023. As of March 31, 2023, the tax year that remains subject to examination by the major tax jurisdictions under the statute of limitations is the year 2022 (with limited exceptions)
, a
ssuming tax filings have been made for the year.
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
The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless stockholders elect to “opt out” of the DRIP, stockholders will have their cas
h
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
which provides guidance to account for certain contract modifications prospectively to ease the potential accounting burden associated with transitioning away from the LIBOR (as defined below) and other reference rates that are expected to be discontinued
. A
SU
2020-04
is effective upon release of the update on March 12, 2020 through December 31, 2022. In March 2021, the administrator for LIBOR announced the extension of the publication of a majority of the USD LIBOR settings to June 30, 2023. In December 20
2
2, the FASB issued ASU
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
For the three-month period ended March 31, 2023, the Company incurred a management fee of $729 (amount in thousands), of which 100% was waived by the Advisor.

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
For the three month period ended March 31, 2023, the Company incurred an administration fee of $88 (amount in thousands).
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2025. During the three months ended March 31, 2023 and period ended December 31, 2022, the Advisor paid directors fees on behalf of the Company. As of March 31, 2023 and period ended December 31, 2022, $254 and $192 (amounts in thousands) respectively, are reimbursable to the Advisor for directors fees and are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statement of Assets and Liabilities.
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
For the three-month period ended March 31, 2023, the Company waived organization cost of $0 (amount in thousands).
Due to/from Affiliate
As of March 31, 2023 and December 31, 2022, the Company has $179 and $2, respectively (amounts in thousands), receivable from an affiliate and is included in “Due from affiliate” on the Consolidated Statement of Assets and Liabilities. As of March 31, 2023 and December 31, 2022, the Company has $0 and $435, respectively (amounts in thousands), payable to an affiliate and is included in “Due to affiliate” on the Consolidated Statement of Assets and Liabilities.
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

Co-Investment
Relief
The Company has received exemptive relief from the SEC that, to the extent the Company relies on such relief, permits it to (among other things)
co-invest
with certain other persons, including certain affiliates of the Advisor and certain public or private funds managed by the Advisor and its affiliates, subject
t
o certain terms and conditions. The exemptive relief from the S
E
C with respect to
co-investments
imposes extensive conditions on any
co-investments
made in reliance on such relief.
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
Investments at fair value and cost consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Secured	$137,013	$132,123	$143,434	$132,532
Second Lien Secured	9,516	8,706	23,905	11,715
Senior Unsecured	30,236	26,914	28,502	25,562
Corporate Bonds	28,172	28,354	28,146	27,743
Short-Term Investments	39,484	39,493	32,640	32,650

Total investments	$244,421	$235,590	$256,627	$230,202

The industry composition of investments as a percentage of total investments based on fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Automotive	12.0%	12.1%
Aviation Services	—	0.5%
Broadcasting	2.9%	2.9%
Brokerage	2.9%	2.9%
Building Materials	—	1.9%
Consumer Service	11.4%	11.1%
Entertainment	7.5%	7.5%
Food and Beverage	—	2.6%
Gaming	—	1.9%
Healthcare	3.1%	3.1%
Packaging	2.9%	2.9%
Pharmaceuticals	2.0%	2.0%
Retailers	11.2%	11.5%
Technology	19.3%	20.0%
Treasury Bills	16.8%	14.2%
IT Services	5.2%	—
Wireless	2.8%	2.9%

Total	100.0%	100.0%

As of March 31, 2023 and December 31, 2022, 100.0% of investments held were based in the United States.
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
The following tables summarize the fair value of the Company’s investments as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$96,099	$36,024	$132,123
Second Lien Secured	—	2,567	6,139	8,706
Senior Unsecured	—	—	26,914	26,914
Corporate Bonds	—	28,354	—	28,354
Short-Term Investments	—	39,493	—	39,493

Total assets	$—	$166,513	$69,077	$235,590

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$110,450	$22,082	$132,532
Second Lien Secured	—	3,653	8,062	11,715
Senior Unsecured	—	—	25,562	25,562
Corporate Bonds	—	27,743	—	27,743
Short-Term Investments	—	32,650	—	32,650

Total assets	$—	$174,496	$55,706	$230,202

Assets or liabilities categorized as Level 2 or Level 3 as of period end have been transferred between Level 2 and 3 since the prior period due to changes in the method utilized in valuing the investments. Transfers from Level 2 to Level 3 are a result of a change, in the normal course of business, from the use of methods used by Pricing Services (Level 2) to the use of a Broker Quote or valuation technique which utilizes significant unobservable inputs due to an absence of current or reliable market-based data (Level 3). Transfers from Level 3 to Level 2 are a result of the availability of current and reliable market-based data provided by Pricing Services or other valuation techniques which utilize significant observable inputs. In accordance with the requirements of U.S. GAAP, the amounts of transfers into and out of Level 3, if material, are disclosed in the tables below.
The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands):

		Beginning Balance at 12/31/2022	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Tranfers out of Level 3	Ending Balance at 3/31/23
Term Loans	First Lien Secured	$22,082	$12,470	$0	($109)	$36	($3,747)	$5,067	$6,285	($6,060)	$36,024
Term Loans	Second Lien Secured	8,062	698	0	0	(43)	(13,850)	11,272	0	0	6,139
Term Loans	Senior Unsecured	25,562	1,721	0	0	13	0	(382)	0	0	26,914

Totals		$55,706	$14,889	$0	($109)	$6	($17,597)	$15,957	$6,285	($6,060)	$69,077

		Beginning Balance at 6/10/2022	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Tranfers out of Level 3	Ending Balance at 12/31/22
Term Loans	First Lien Secured	$0	$6,650	$19,764	($107)	$41	$2	($4,268)	$0	$0	$22,082
Term Loans	Second Lien Secured	0	5,022	13,874	0	43	0	(10,877)	0	0	8,062
Term Loans	Senior Unsecured	0	1,625	26,981	0	50	0	(3,094)	0	0	25,562

Totals		$0	$13,297	$60,619	($107)	$134	$2	($18,239)	$0	$0	$55,706

The following tables present quantitative information about the significant unobservable inputs
of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Fair Value as of March 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$39,218	Discounted Cash Flow	Discount Rate	11.02% -15.91%	14.38%
Term Loans	23,720	Third Party Vendor	Broker Quote	93.00% -95.50%	94.33%
Term Loans	6,139	Indicative Market Quotation	Price	27.66%	27.66%

Total Assets	$69,077

	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$25,562	Discounted Cash Flow	Discount Rate	n/a	15.41%
Term Loans	6,678	Proxy Pricing	Base Price	n/a	95.29%
Term Loans	23,466	Third Party Vendor	Broker Quote	37.50% - 95.50%	66.00%

Total Assets	$55,706

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
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
7. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of March 31, 2023, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statement of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of March 31, 2023, the Company had no unfunded commitments.
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
Litigation
As of the issuance date of this report, the Company is not named as a defen
dant in any material
litigation o
r arbitration proceedings and is not aware of any material litigation or claim pending or threatened against it.
8. Net Assets
Equity Issuance
The Company’s authorized stock consists of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

The Company did not hold a closing of the continuous Private Offering for the three months ended March 31, 2023.
Distributions
The Board did not declare a distribution for the three months ended March 31, 2023.
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
For the three months ended March 31, 2023, no Share repurchase was offered or requested and no Shares were repurchased.
9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2023:

Three Months Ended
March 31, 2023
Net increase (decrease) in net assets resulting from operations	$5,711
Weighted average shares of common stock outstanding—basic and diluted	25,387,884
Earnings (loss) per common share (basic and diluted)	$0.22

10. Financial Highlights

Three Months Ended March 31, 2023
Per share data:
Net asset value, beginning of period	$9.21
Net investment income (loss) (1)	0.23
Net realized and unrealized gain (loss) on investment transactions (2)	(0.01)

Net increase (decrease) in net assets from operations (1)	0.22
Total increase (decrease) in net assets	0.22

Net asset value, end of period	$9.43

Shares Outstanding, end of period	25,387,884
Total Return (3)	2.44%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	1.59%
Ratio of expenses to average net assets, net of waivers (4)(5)	0.35%
Ratio of net investment income (loss) to average net assets (4)(5)	10.07%
Net Assets, end of period	$239,506
Weighted average shares outstanding	25,387,884
Total capital commitments, end of period	$253,879
Portfolio turnover rate (6)	6.27%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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
11. Subsequent Events
Subsequent events after the Consolidated Statement of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements except as discussed below.
On May 4, 2023, the Company’s board of directors declared a dividend of $0.12 per share for the three months ended March 31, 2023, which is payable on May 24, 2023 to stockholders of record as of May 22, 2023.

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

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), on July 11, 2022. The Company was incorporated under the laws of the state of Delaware on December 23, 2021. In addition, for U.S. federal income tax purposes, the Company has elected, as of August 1, 2022, to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Portfolio, Investment Activity And Results Of Operations

As of March 31, 2023, the Company had investments, excluding cash equivalents, in 24 portfolio companies across 12 industries. Based on fair value as of March 31, 2023, 86% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 86% of the Company’s debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.8% as of March 31, 2023. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of March 31, 2023, the Company’s estimated weighted average total yield of investments in debt securities was 11.2%. Weighted average yields are based on interest rates as of March 31, 2023.

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

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

		March 31, 2023
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	223,391	94.8	24
Risk rating 3	12,199	5.2	1
Risk rating 4	—	—	—

	$235,590	100%	25

		December 31, 2022
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	217,461	94.5	27
Risk rating 3	12,741	5.5	1
Risk rating 4	—	—	—

	$230,202	100%	28

Consolidated Results Of Operations

The following table represents our operating results (amounts in thousands):

For the Three Months Ended March 31, 2023
Total investment income	$6,154
Less: Net expenses	286

Net investment income (loss)	5,868

Net realized gain (loss)	(17,751)
Net change in unrealized appreciation (depreciation)	17,594

Net increase (decrease) in Net Assets resulting from operations	$5,711

Investment income was as follows (amounts in thousands):

For the Three Months Ended March 31, 2023
Investment income:
Interest income	$3,640
Payment in-kind interest	2,514

Total Investment Income	$6,154

For the three months ended March 31, 2023, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $236 million as of March 31, 2023 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2023, all of the Company’s first and second lien debt investments were performing and current on their interest payments.

Expenses

Expenses were as follows (amounts in thousands):

For the Three Months Ended March 31, 2023
Expenses:
Management fee	$729
Directors fees	62
Administration fee	88
Organization costs	99
Offering cost	5
Other expenses	32

Total expenses	$1,015

Waivers	(729)

Net expenses	$286

Other expenses include valuation, insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in the Company’s initial formation and the Company’s offering of Shares.

Waivers include organizational costs and management fee waivers.

Income Taxes, Including Excise Taxes

The Company has elected, as of August 1, 2022, to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to the Company’s stockholders in each taxable year generally at least 90% of the sum of our Investment Company Taxable Income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain the Company’s tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its stockholders, which generally relieve the Company from corporate-level U.S. federal income taxes.

For the three months ended March 31, 2023, we did not incur any excise tax.

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

As of March 31, 2023, the Company did not have any borrowings outstanding.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Unregistered Sales of Equity Securities

For the three months ended March 31, 2023, the Company did not hold closings of our continuous private offering of Shares.

Distributions and Distribution Reinvestment

There were no distributions for the three months ended March 31, 2023.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited consolidated financial statements if not defined herein):

•	the Advisory Agreement;

•	the Administration Agreement; and

•	the Expense Reimbursement Agreement.

See “Item 1. Unaudited Consolidated Financial Statements-Notes to the Unaudited Consolidated Financial Statements-Note 3. Related Party Transactions.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Assuming that the Consolidated Statement of Assets and Liabilities as of March 31, 2023, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(440)	$—	$(440)
Up 100 basis points	$1,760	$—	$1,760
Up 200 basis points	$3,521	$—	$3,521
Up 300 basis points	$5,281	$—	$5,281

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

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Form 10, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Form 10 are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended March 31, 2023, there have been no material changes from the risk factors set forth in the Company’s Form 10 for the period ended.

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

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: May 11, 2023	By:	/s/ John W. Lane
John W. Lane
President (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Crystal Porter
Crystal Porter
Treasurer (Principal Financial and Accounting Officer)