Form 10-Q
period 2023-06-30
PIMCO Capital Solutions BDC Corp.
filed 2023-08-11
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE
30, 2023

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
of the Exchange Act). Yes  ☐    No  ☒
The issuer had 25,387,884 shares of common stock, $0.001 par value per share, outstanding as of
August
11, 2023.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $245,950 and $256,627, respectively)	$236,260	$230,202
Cash	1,128	800
Interest receivable	3,554	2,968
Receivable for paydowns of investments	312	830
Organizational costs paid by Advisor	805	1,004
Deferred offering costs	—	10
Deferred financing fee	2,241	—
Due from affiliate	—	2

Total Assets	$244,300	$235,816

Liabilities
Due to affiliate	—	435
Accrued administration fee	90	94
Accrued organizational costs	1,153	1,153
Accrued offering costs	20	20
Directors fee reimbursement to Advisor	315	192
Other payable	393	127
Other liabilities	71	—

Total Liabilities	$2,042	$2,021

Commitments & Contingencies (Note 7)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 25,387,884 and 25,387,884 shares issued and outstanding, respectively	$25	$25
Paid-in-capital in excess of par	253,854	253,854
Distributable earnings (loss)	(11,621)	(20,084)

Total Net Assets	$242,258	$233,795

Total Liabilities and Net Assets	$244,300	$235,816

Net asset value per share	$9.54	$9.21

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$6,410	$10,050
Payment in-kind interest	861	3,375
Other income	9	9

Total investment income	$7,280	$13,434

Expenses
Management fee	$751	$1,480
Directors fee	61	123
Administration fee	90	178
Interest expense	8	8
Organizational costs	100	199
Tax expense	1	1
Offering costs	5	10
Legal expenses	181	185
Other expenses	52	80

Total expenses	$1,249	$2,264
Less: Waivers (Note 3)	(751)	(1,480)

Net expenses	498	784
Net investment income (loss)	$6,782	$12,650

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(171)	(17,922)

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(859)	16,735

Net realized and unrealized gains (losses)	(1,030)	(1,187)

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,752	$11,463

Weighted average shares outstanding	25,387,884	25,387,884
Net Investment income (loss) per share (basic and diluted)	$0.27	$0.50
Earnings (loss) per share (basic and diluted)	$0.23	$0.45
The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$6,782	$12,650
Net realized gain (loss)	(171)	(17,922)
Net change in unrealized appreciation (depreciation)	(859)	16,735

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,752	$11,463

Distributions to stockholders from:
Distributable earnings	(3,000)	(3,000)

Total distributions to stockholders	(3,000)	(3,000)

Total Increase (Decrease) in Net Assets	$2,752	$8,463

Net Assets
Beginning of period	$239,506	$233,795

End of period	$242,258	$242,258

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2023
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$11,463
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(22,253)
Proceeds from sales of long-term securities	20,417
Purchases of short-term portfolio investments, net	4
Net change in unrealized (appreciation) depreciation on investments	(16,735)
Net realized (gain) loss on investments	17,922
Payment in-kind interest	(3,375)
Net (accretion) on investments	(1,434)
Paydown (gain)	(86)
Amortization of deferred financing cost	8
Amortization of deferred offering costs	10
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(586)
(Increase) decrease in organizational costs paid by Advisor	199
(Increase) decrease in due from affiliate	2
Increase (decrease) in due to affiliate	(435)
Increase (decrease) in accrued administration fee	(4)
Increase (decrease) in directors fee reimbursement to Advisor	123
Increase (decrease) in other payable	266
Increase (decrease) in other liabilities	71

Net cash provided by (used for) operating activities	$5,577

Cash Flows From Financing Activities:
Distributions paid	$(3,000)
Deferred financiang fees paid	(2,249)

Net cash provided by (used for) financing activities	$(5,249)

Net increase (decrease) in cash	328

Cash, beginning of period	800

Cash, end of period	$1,128

Supplemental and Cash Flow Information:
Interest paid during the period	$8
Tax expenses paid during the period	$1
The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2023
(Amounts in thousands)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Industry	Reference Rate Spread (5)	Interest Rate (6)	Maturity Date	Par Amount	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured

Alorica, Inc. Term Loan (4)	IT Services	SOFR + 6.875%	11.575%	12/21/2027	$12,375	$12,253	$12,356	5.10%
AP Core Holdings II, LLC Term B-1 Loan	Entertainment	SOFR + 5.614%	10.717%	09/01/2027	3,585	3,541	3,462	1.43%
AP Core Holdings II, LLC Term B-2 Loan (4)	Entertainment	SOFR + 5.614%	10.717%	09/01/2027	3,458	3,415	3,354	1.38%
AssuredPartners, Inc. 2020 February Refinancing Term Loan	Brokerage	SOFR + 3.614%	8.717%	02/12/2027	6,928	6,639	6,884	2.84%
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan	Packaging	SOFR + 4.175%	9.377%	04/13/2029	6,930	6,652	6,833	2.82%
Endurance International Group Holdings, Inc. Initial Term Loan (4)	Technology	LIBOR + 3.500%	8.792%	02/10/2028	6,929	6,599	6,470	2.67%
Gainwell Acquisition Corp. Term B Loan	Pharmaceuticals	SOFR + 4.100%	9.342%	10/01/2027	4,875	4,835	4,808	1.99%
Integrity Marketing Acquisition, LLC Incremental Term Loan (4)	Insurance Life	SOFR + 6.000%	11.082%	08/27/2025	5,556	5,448	5,444	2.25%
LBM Acquisition, LLC Initial Term Loan	Retailers	LIBOR + 3.750%	8.904%	12/17/2027	4,700	4,665	4,526	1.87%
Mavenir Systems, Inc. Initial Term Loan (3)	Technology	LIBOR + 4.750%	10.143%	08/18/2028	9,875	9,792	7,173	2.96%
McAfee Corp. Term Loan	Technology	SOFR + 3.850%	9.010%	03/01/2029	6,930	6,584	6,648	2.74%
PetSmart LLC Initial Term Loan	Retailers	SOFR + 3.850%	8.952%	02/11/2028	6,947	6,678	6,946	2.87%
Planview Parent, Inc. Closing Date Term Loan	Technology	SOFR + 4.262%	9.503%	12/17/2027	6,929	6,777	6,593	2.72%
PLNTF Holdings, LLC Initial Term Loan (4)	Entertainment	SOFR + 8.000%	13.482%	03/22/2026	11,173	11,012	10,502	4.34%
Polaris Newco, LLC Dollar Term Loan	Technology	LIBOR + 4.000%	9.538%	06/02/2028	6,929	6,722	6,398	2.64%
Rising Tide Holdings, Inc. 1A Term Loan (7)	Retailers	SOFR + 5.000%	10.264%	06/01/2028	10,046	6,198	6,120	2.53%
Rising Tide Holdings, Inc. 1B Term Loan (4)(7)	Retailers	SOFR + 8.500%	13.764%	06/01/2029	11,585	3,736	4,570	1.89%
Rising Tide Holdings, Inc. FILO Term Loan (4)	Retailers	SOFR + 9.000%	13.791%	06/01/2026	4,570	4,444	4,443	1.83%
Sophia, L.P. Term Loan B	Technology	LIBOR + 3.500%	9.038%	10/07/2027	6,929	6,721	6,866	2.83%
Team Health Holdings, Inc. Non-Extended Term Loan	Healthcare	LIBOR + 2.750%	7.943%	02/06/2024	6,926	6,677	6,160	2.54%
U.S. Renal Care, Inc. Initial Term Loan (2)	Healthcare	LIBOR + 5.000%	10.189%	06/26/2026	1,881	1,852	883	0.37%
Univision Communications Inc. Initial Term Loan	Broadcasting	LIBOR + 3.364%	8.683%	01/31/2029	6,930	6,755	6,814	2.81%
Victoria’s Secret & Co. Initial Term Loan (3)	Retailers	SOFR + 3.364%	8.505%	08/02/2028	2,893	2,870	2,864	1.18%
Windstream Services, LLC Incremental Term Loan (4)	Wireless	SOFR + 4.100%	9.202%	02/23/2027	7,000	6,692	6,825	2.82%

Total First Lien Secured						147,557	143,942	59.42%

Second Lien Senior Secured
Altar BidCo, Inc. Initial Term Loan	Technology	SOFR + 5.600%	10.492%	02/01/2030	2,900	2,874	2,581	1.07%
Rising Tide Holdings, Inc. 2A Term Loan (2)(4)(7)	Retailers	SOFR + 8.500%	13.764%	06/01/2029	11,372	3,668	995	0.41%

Total Second Lien Secured						6,542	3,576	1.48%

Senior Unsecured
LEAF Home Solutions Note (4)(7)	Consumer Services	N/A	12.000%	02/26/2027	30,411	30,242	27,456	11.33%

Total Senior Unsecured						30,242	27,456	11.33%

Total Debt Investments						184,341	174,974	72.23%

Corporate Bonds
Rivian Holdings/Auto LLC 144A (3)	Automotive	LIBOR + 5.625%	10.931%	10/15/2026	28,601	28,199	27,867	11.50%

Total Corporate Bonds						28,199	27,867	11.50%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2023
(Amounts in thousands)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Industry	Reference Rate Spread (5)	Interest Rate (6)	Maturity Date	Par Amount	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill		N/A	4.26%	07/20/2023	3,200	3,191	3,192	1.32%
U.S. Treasury Bill		N/A	4.66%	08/03/2023	6,500	6,470	6,472	2.67%
U.S. Treasury Bill		N/A	4.75%	08/08/2023	3,000	2,984	2,985	1.23%
U.S. Treasury Bill		N/A	4.78%	08/10/2023	7,500	7,457	7,459	3.08%
U.S. Treasury Bill		N/A	4.84%	08/15/2023	8,200	8,148	8,150	3.36%
U.S. Treasury Bill		N/A	4.93%	08/24/2023	5,200	5,160	5,161	2.13%

Total U.S. Treasury Bills						33,410	33,419	13.79%

Total Short-Term Investments						33,410	33,419	13.79%

Total Non-Controlled, Non-Affiliated Investments						$245,950	$236,260	97.52%

Total Investments						$245,950	$236,260	97.52%

(1)	All investments are U.S. domiciled.
(2)	At June 30, 2023, placed on non-accrual status.
(3)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, total non-qualifying
assets at fair value represented 15.6% of the Company’s total net assets calculated in accordance with the 1940 Act.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements.
(5)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate (“LIBOR”) and/or the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of June 30, 2023, the reference rates for the floating rate loans were the 1 Month LIBOR of 5.22%, 3 Month LIBOR of 5.55%, 6 Month LIBOR of 5.76%, 1 Month SOFR of 5.14%, 3 Month SOFR of 5.27% and 6 Month SOFR of 5.39%.

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
June 30, 2023
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
As of June 30, 2023, the Company had total Capital Commitments of $253,879 (amount in thousands), of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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

Paydown gains and losses on investments in debt instruments are reported in Interest income on the Consolidated Statements of Operations. The Company records dividend income from private securities pursuant to the terms of the respective investments.
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Company on an ongoing basis. These fees and any other income are recognized as earned as a component of Other income, if applicable, on the Consolidated Statements of Operations.
Deferred Financing Fees
Deferred financing fees represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2023 and December 31, 2022, the Company had deferred financing costs of $2,241 and $0, respectively (amount in thousands). These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of June 30, 2023 and December 31, 2022, $805 and $1,004, respectively (amounts in thousands), was recoverable by the Advisor for organizational expenses paid on the Company’s behalf and is recorded as “Organizational costs paid by Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of June 30, 2023 and December 31, 2022, there was $0 and $10, respectively (amounts in thousands), recoverable by the Advisor for offering costs paid on the Company’s behalf and is recorded as “Deferred offering costs” on the Consolidated Statements of Assets and Liabilities.
Other Expenses
All costs associated with consummated investments are included in the cost of such investments. Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of Other expenses on the Consolidated Statements of Operations.
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
The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2023. As of June 30, 2023, the tax year that remains subject to examination by the major tax jurisdictions under the statute of limitations is the year 2022 (with limited exceptions), assuming tax filings have been made for the year.
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
New Accounting Pronouncement
In March 2020, the FASB issued an Accounting Standards Update (“ASU”), ASU 2020-04, which provides optional guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (“LIBOR”) and other reference rates that are expected to be discontinued. ASU 2020-04 is effective for certain reference rate-related contract modifications that occurred during the period March 12, 2020 through December 31, 2022. In March 2021, the administrator for LIBOR announced the extension of the publication of a majority of the USD LIBOR settings to June 30, 2023. In December 2022, FASB issued ASU 2022-06, which includes amendments to extend the duration of the LIBOR transition relief to December 31, 2024, after which entities will no longer be permitted to apply the reference rate reform relief. Management is continuously evaluating the potential effect a discontinuation of LIBOR could have on the Company’s investments and has determined that it is unlikely the ASU’s adoption will have a material impact on the Company’s consolidated financial statements
.

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
For the three-month period and six month period ended June 30, 2023, the Company incurred a management fee of $751 and $1,480, respectively (amount in thousands), of which 100% was waived by the Advisor.
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
For the three month period and six month period ended June 30, 2023, the Company incurred an administration fee of $90 and $178, respectively (amount in thousands).
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2025. During the six month period ended June 30, 2023 and period ended December 31, 2022, the Advisor paid directors fees on behalf of the Company. As of June 30, 2023 and period ended December 31, 2022, $315 and $192, respectively (amount in thousands), are reimbursable to the Advisor for directors fees and are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
For the three-month period and six month period ended June 30, 2023, the Company waived organization cost of $0 and $0, respectively (amount in thousands).

Due to/from Affiliate
As of June 30, 2023 and December 31, 2022, the Company has $0 and $2, respectively (amounts in thousands), receivable from an affiliate and is included in “Due from affiliate” on the Consolidated Statements of Assets and Liabilities. As of June 30, 2023 and December 31, 2022, the Company has $0 and $435, respectively (amounts in thousands), payable to an affiliate and is included in “Due to affiliate” on the Consolidated Statements of Assets and Liabilities.
Directors Fee
The Company compensates each of its Independent Directors for their services. Their compensation is included in Directors fee on the Consolidated Statements of Operations. The Independent Directors also receive reimbursement of reasonable out-of-pocket expenses
incurred in connection with attending each meeting. These expenses incurred, along with valuation, insurance, filing, research, subscriptions and other costs, are included as components of Other expenses on the Consolidated Statements of Operations.
Co-Investment
Relief
The Company has received exemptive relief from the SEC that, to the extent the Company relies on such relief, permits it to (among other things)
co-invest
with certain other persons, including certain affiliates of the Advisor and certain public or private funds managed by the Advisor and its affiliates, subject to certain terms and conditions. The exemptive relief from the SEC with respect to co-investments
imposes extensive conditions on any
co-investments
made in reliance on such relief.
See Note 1. Organization for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2023 and December 31, 2022, the Company did not have any borrowings outstanding and, therefore, the asset coverage ratio is not applicable.
Credit Facility
On June 19, 2023, Amber CS LLC (the “Subsidiary”), as borrower and portfolio asset servicer, a wholly-owned financing subsidiary of the Company, Topaz CS LLC, as equity holder of Subsidiary, and Opal CS LLC and Quartz CS LLC, as Subsidiary guarantors, entered into a loan servicing agreement (the “Credit Facility”) with Massachusetts Mutual Life Insurance Company, as initial lender, administrative agent, facility servicer, and collateral custodian, and MassMutual Ascend Life Insurance Company, as initial lender. Under the Credit Facility, the maximum aggregate committed borrowing amount is $150,000 (amount in thousands) (the “Maximum Facility Amount”) with a scheduled maturity date of June 19, 2032.
The facility bears interest at a rate of the applicable Benchmark plus (a) 2.85% for SOFR advances, and (b) 1.85% for an advance bearing interest at the alternate base rate which is a rate of interest per annum equal to the higher of (a) the Prime Rate in effect on such day; and (b) the Federal Funds Rate in effect on such day plus
0.5
% per annum. The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of .40% per annum. The Minimum Usage Amount is (a) zero prior to June 19, 2024, and (b) an amount equal to 70% of the Maximum Facility Amount any date on or after June 19, 2024. The Subsidiary also pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee of $5, and an Agent Fee in an annual amount of $25 (amounts in thousands).
The Credit Facility contains certain covenants including: (i) the Subsidiary acquiring a Debt Rating of
BBB-,
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of June 30, 2023 the Company is in compliance with these covenants.
In connection with the establishment of the loan facility, the Company paid upfront fees and incurred legal expenses of $2,249 (amount in thousands), which are being amortized into interest expense through the scheduled maturity date. The Company had $0 of outstanding borrowings as of June 30, 2023. Interest expense related to the borrowings and amortization of deferred financing costs are disclosed as a component of interest expense on the Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the Company had interest expense of $8 and $0, inclusive of amortization expense for deferred financing fees of $8 and $0, respectively (amounts in thousands).

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
non-controlled,
non-affiliated;
non-controlled,
affiliated; and controlled affiliated investments is contained in the consolidated financial statements, including the Consolidated Schedules of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled,
non-affiliated;
non-controlled,
affiliated; or controlled affiliated investments.
Investments at fair value and cost consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022

(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Secured	$147,557	$143,942	$143,434	$132,532
Second Lien Secured	6,542	3,576	23,905	11,715
Senior Unsecured	30,242	27,456	28,502	25,562
Corporate Bonds	28,199	27,867	28,146	27,743
Short-Term Investments	33,410	33,419	32,640	32,650

Total investments	$245,950	$236,260	$256,627	$230,202

The industry composition of investments as a percentage of total investments based on fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Automotive	11.8%	12.1%
Aviation Services	—	0.5%
Broadcasting	2.9%	2.9%
Brokerage	2.9%	2.9%
Building Materials	—	1.9%
Consumer Service	11.6%	11.1%
Entertainment	7.3%	7.5%
Food and Beverage	—	2.6%
Gaming	—	1.9%
Healthcare	3.0%	3.1%
Insurance Life	2.3%	—
Packaging	2.9%	2.9%
Pharmaceuticals	2.0%	2.0%
Retailers	12.9%	11.5%
Technology	18.1%	20.0%
Treasury Bills	14.2%	14.2%
IT Services	5.2%	—
Wireless	2.9%	2.9%

Total	100.0%	100.0%

As of June 30, 2023 and December 31, 2022, 100.0% of investments held were based in the United States.

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
The market approach generally involves multiplying a key performance metric of the company, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), by a valuation multiple observed in a range of comparable companies or transactions. The selection of a population of comparable companies requires judgment, including qualitative and quantitative analysis of the comparability of the companies. The Advisor may also adjust the valuation multiple for differences between the investment and the referenced comparable.
A cost approach is generally used when a recent transaction price for a specific asset is indicative of fair value.
Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.
The following tables summarize the fair value of the Company’s investments as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023

Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$89,978	$53,964	$143,942
Second Lien Secured	—	2,581	995	3,576
Senior Unsecured	—	—	27,456	27,456
Corporate Bonds	—	27,867	—	27,867
Short-Term Investments	—	33,419	—	33,419

Total assets	$—	$153,845	$82,415	$236,260

	December 31, 2022

Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$110,450	$22,082	$132,532
Second Lien Secured	—	3,653	8,062	11,715
Senior Unsecured	—	—	25,562	25,562
Corporate Bonds	—	27,743	—	27,743
Short-Term Investments	—	32,650	—	32,650

Total assets	$—	$174,496	$55,706	$230,202

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
The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands) for the three months and six months ended June 30, 2023 and the period June 10, 2022 (date of inception) to December 31, 2022:

	Beginning Balance at 3/31/2023	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 6/30/23
Term Loans First Lien Secured	$39,122	$10,261	$0	($109)	$76	$2	$1,238	$3,374	$0	$53,964
Term Loans Second Lien Secured	3,041	376	0	0	0	0	(2,422)	0	0	995
Term Loans Senior Unsecured	26,914	0	0	0	5	0	537	0	0	27,456

Totals	$69,077	$10,637	$0	($109)	$81	$2	($647)	$3,374	$0	$82,415

	Beginning Balance at 12/31/2022	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 6/30/23
Term Loans First Lien Secured	$22,082	$23,185	$0	$2,782	$128	($3,758)	$6,251	$9,414	($6,120)	$53,964
Term Loans Second Lien Secured	8,062	722	0	(3,001)	37	(13,930)	9,105	0	0	995
Term Loans Senior Unsecured	25,562	1,721	0	0	19	0	154	0	0	27,456

Totals	$55,706	$25,628	$0	($219)	$184	($17,688)	$15,510	$9,414	($6,120)	$82,415

	Beginning Balance at 6/10/2022	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 12/31/22
Term Loans First Lien Secured	$0	$6,650	$19,764	($107)	$41	$2	($4,268)	$0	$0	$22,082
Term Loans Second Lien Secured	0	5,022	13,874	0	43	0	(10,877)	0	0	8,062
Term Loans Senior Unsecured	0	1,625	26,981	0	50	0	(3,094)	0	0	25,562

Totals	$0	$13,297	$60,619	($107)	$134	$2	($18,239)	$0	$0	$55,706

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousa nds
).

	Fair Value as of June 30, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$5,565	Comparable Multiple	Revenue Multiple	0.68x	0.68x
Term Loans	44,255	Discounted Cash Flow	Discount Rate	11.43% – 15.42%	14.30%
Term Loans	5,444	Recent Transaction	Purchase Price	n/a	n/a
Term Loans	27,151	Third Party Vendor	Broker Quote	$93.38 – $97.50	$95.10

Total Assets	$82,415

	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$25,562	Discounted Cash Flow	Discount Rate	n/a	15.41%
Term Loans	6,678	Proxy Pricing	Base Price	n/a	$95.29
Term Loans	23,466	Third Party Vendor	Broker Quote	$37.50 – $95.50	$66.00

Total Assets	$55,706

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
7. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of June 30, 2023, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of June 30, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies (amounts in thousands):

Portfolio Company	Investment Type	June 30, 2023
Integrity Marketing Acquisition, LLC	Revolver	$741
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	$3,704
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
The Company did not hold a closing of the continuous Private Offering for the three month period or six month period ended June 30, 2023.
Distributions
For the three month period and six month period ended June 30, 2023, the Board declared the following distributions:
On May 24, 2023, the Company paid a dividend of $0.12 per share to stockholders of record as of May 22, 2023.
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
For the three month period and six month period ended June 30, 2023, no Share repurchase was offered or requested and no Shares were repurchased.
9. Earnings Per Share
The following tables set forth the computation of basic and diluted earnings (loss) per common share for the three month period and six month period ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net increase (decrease) in net assets resulting from operations	$5,752	$11,463
Weighted average shares of common stock outstanding -basic and diluted	25,387,884	25,387,884
Earnings (loss) per common share (basic and diluted)	$0.23	$0.45

10. Financial Highlights

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Per share data:
Net asset value, beginning of period	$9.43	$9.21
Net investment income (loss) (1)	0.27	0.50
Net realized and unrealized gain (loss) on investment transactions (2)	(0.04)	(0.05)

Net increase (decrease) in net assets from operations (1)	0.23	0.45
Distributions declared (1)	(0.12)	(0.12)

Total increase (decrease) in net assets	0.11	0.33

Net asset value, end of period	$9.54	$9.54

Shares Outstanding, end of period	25,387,884	25,387,884
Total Return (3)	2.42%	4.93%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	1.95%	1.81%
Ratio of expenses to average net assets, net of waivers (4)(5)	0.70%	0.57%
Ratio of net investment income (loss) to average net assets (4)(5)	11.39%	10.70%
Net Assets, end of period	$242,258	$242,258
Weighted average shares outstanding	25,387,884	25,387,884
Total capital commitments, end of period	$253,879	$253,879
Portfolio turnover rate (6)	1.68%	10.24%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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
11. Subsequent Events
Subsequent
events
after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements except as discussed below.
On August 9, 2023, the Company’s board of directors declared a dividend of $0.19 per share which is payable on August 24, 2023 to stockholders of record as of August 22, 2023.

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

Portfolio, Investment Activity And Results Of Operations

As of June 30, 2023, the Company had investments, excluding cash equivalents, in 24 portfolio companies across 13 industries. Based on fair value as of June 30, 2023, 86% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 86% of the Company’s debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.8% as of June 30, 2023. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of June 30, 2023, the Company’s estimated weighted average total yield of investments in debt securities was 12.4%. Weighted average yields are based on interest rates as of June 30, 2023.

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

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	June 30, 2023
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	223,692	94.7	24
Risk rating 3	11,573	4.9	2
Risk rating 4	995	0.4	1

	$236,260	100%	27

	December 31, 2022
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	217,461	94.5	27
Risk rating 3	12,741	5.5	1
Risk rating 4	—	—	—

	$230,202	100%	28

Consolidated Results Of Operations

The following table represents our operating results (amounts in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Total investment income	$7,280	$13,434
Less: Net expenses	498	784

Net investment income (loss)	6,782	12,650

Net realized gain (loss)	(171)	(17,922)
Net change in unrealized appreciation (depreciation)	(859)	16,735

Net increase (decrease) in Net Assets resulting from operations	$5,752	$11,463

Investment income was as follows (amounts in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Investment income:
Interest income	$6,410	$10,050
Payment in-kind interest	861	3,375
Other income	9	9

Total Investment Income	$7,280	$13,434

For the three month period and six month period ended June 30, 2023, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $236 million as of June 30, 2023.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows (amounts in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Expenses:
Management fee	$751	$1,480
Directors fees	61	123
Administration fee	90	178
Interest expense	8	8
Organization costs	100	199
Tax expense	1	1
Offering cost	5	10
Legal expenses	181	185
Other expenses	52	80

Total expenses	$1,249	$2,264

Waivers	(751)	(1,480)

Net expenses	$498	$784

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

For the three month period and six month period ended June 30, 2023, we did not incur any excise tax.

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

Financing Transactions

The Company intends to utilize leverage (including through the establishment of wholly-owned financing subsidiaries) to finance its investments and operations. The amount of leverage that the Company employs will be subject to the restrictions of the 1940 Act and the supervision of the Board. At the time of any proposed borrowing, the amount of leverage the Company employs will also depend on the Advisor’s assessment of market and other factors. The Company may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after (and including) such borrowing. As of June 30, 2023, our asset coverage ratio, as defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, was not applicable because the Company did not have any borrowings outstanding as of that date.

In determining whether to borrow money or issue debt on behalf of the Company, the Advisor will analyze, as applicable, the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to the Company’s investment outlook, among other factors. Any such leverage, if incurred, would increase the total capital available for investment by the Company.

On June 19, 2023, the Company, entered into the Credit Facility. See “Note 4. Borrowings” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information.

As of June 30, 2023, the Company did not have any outstanding borrowings.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of June 30, 2023, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows (amounts in thousands:

Unfunded Commitments	As of June 30, 2023
Second Lien Senior Secured	$4,445

Unregistered Sales of Equity Securities

For the three month period and six month period ended June 30, 2023, the Company did not hold closings of our continuous private offering of Shares.

Distributions and Distribution Reinvestment

For the three month period and six month period ended June 30, 2023, the Board declared the following distributions:

On May 24, 2023, the Company paid a dividend of $0.12 per share to stockholders of record as of May 22, 2023.

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

Assuming that the Consolidated Statement of Assets and Liabilities as of June 30, 2023, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(514)	$—	$(514)
Up 100 basis points	$2,058	$—	$2,058
Up 200 basis points	$4,115	$—	$4,115
Up 300 basis points	$6,173	$—	$6,173

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Form 10, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Form 10 are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended June 30, 2023, there have been no material changes from the risk factors set forth in the Company’s Form 10 for the period ended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K and on its Form 10, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Report or are hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Loan and Servicing Agreement among Topaz CS LLC, as Holdings, Amber CS LLC, as the Borrower, Opal CS LLC, Quartz CS LLC, and the other Subsidiary Guarantors from time to time party hereto, as the Subsidiary Guarantors, Massachusetts Mutual Life Insurance Company and MassMutual Ascend Life Insurance Company, each as an Initial Lender, the other Lenders from time to time party hereto, Massachusetts Mutual Life Insurance Company, as the Administrative Agent, Amber CS LLC, as the Portfolio Asset Servicer, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, and Massachusetts Mutual Life Insurance Company as the Collateral Custodian, dated as of June 19, 2023.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: August 11, 2023	By:	/s/ John W. Lane
John W. Lane
President
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Crystal Porter
Crystal Porter
Treasurer
(Principal Financial and Accounting Officer)