Form 10-Q
period 2023-09-30
PIMCO Capital Solutions BDC Corp.
filed 2023-11-13
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).     Yes  ☐    No  ☒
The issuer had 25,387,884 shares of common stock, $0.001 par value per share, outstanding as of November 13, 2023.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

	INDEX	PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	1

	Consolidated Statements of Assets and Liabilities as of September 30, 2023 (Unaudited) and December 31, 2022	1

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and Three Months Ended September 30, 2022 and June 10, 2022 (date of inception) to September 30, 2022 (Unaudited)	2

	Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2023 and Three Months Ended September 30, 2022 and June 10, 2022 (date of inception) to September 30, 2022 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and June 10, 2022 (date of inception) to September 30, 2022 (Unaudited)	4

	Consolidated Schedules of Investments as of September 30, 2023 (Unaudited) and December 31, 2022	5

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $233,185 and $256,627, respectively)	$230,604	$230,202
Cash	418	800
Interest receivable	3,728	2,968
Receivable for paydowns of investments	305	830
Organizational costs paid by Advisor	703	1,004
Deferred offering costs	—	10
Deferred financing fee	2,353	—
Due from affiliate	—	2

Total Assets	$238,111	$235,816

Liabilities
Due to affiliate	—	435
Accrued administration fee	90	94
Accrued organizational costs	1,153	1,153
Accrued offering costs	20	20
Directors fee reimbursement to Advisor	131	192
Legal expenses payable	250	—
Valuation expenses payable	114	—
Other payable	235	127
Other liabilities	185	—

Total Liabilities	$2,178	$2,021

Commitments & Contingencies (Note 7)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 25,387,884 and 25,387,884 shares issued and outstanding, respectively	$25	$25
Paid-in-capital in excess of par	253,854	253,854
Distributable earnings (loss)	(17,946)	(20,084)

Total Net Assets	$235,933	$233,795

Total Liabilities and Net Assets	$238,111	$235,816

Net asset value per share	$9.29	$9.21

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Nine Months Ended September 30, 2023	June 10, 2022 (date of inception) to September 30, 2022
	September 30, 2023	September 30, 2022
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$4,003	$3,025	$14,053	$3,161
Payment in-kind interest	2,952	1,624	6,327	1,633
Other income	45	—	54	—

Total investment income	$7,000	$4,649	$20,434	$4,794

Expenses
Management fee	$753	$798	$2,233	$806
Directors fee	61	131	184	131
Administration fee	90	97	268	97
Interest expense	63	—	70	—
Organizational costs	101	497	300	1,010
Tax expense	21	—	22	—
Offering costs	—	5	10	5
Legal expenses	65	—	250	—
Other expenses	160	116	241	117

Total expenses	$1,314	$1,644	$3,578	$2,166
Less: Waivers (Note 3)	(753)	(1,236)	(2,233)	(1,756)

Net expenses	561	408	1,345	410
Net investment income (loss)	$6,439	$4,241	$19,089	$4,384

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(15,073)	(22)	(32,995)	(22)

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	7,109	(3,835)	23,844	(4,878)

Net realized and unrealized gains (losses)	(7,964)	(3,857)	(9,151)	(4,900)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,525)	$384	$9,938	$(516)

Weighted average shares outstanding	25,387,884	25,387,884	25,387,884	20,894,719
Net Investment income (loss) per share (basic and diluted)	$0.25	$0.17	$0.75	$0.21
Earnings (loss) per share (basic and diluted)	$(0.06)	$0.02	$0.39	$(0.02)
The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Nine Months Ended September 30, 2023	June 10, 2022 (date of inception) to September 30, 2022

	September 30, 2023	September 30, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$6,439	$4,241	$19,089	$4,384
Net realized gain (loss)	(15,073)	(22)	(32,995)	(22)
Net change in unrealized appreciation (depreciation)	7,109	(3,835)	23,844	(4,878)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,525)	$384	$9,938	$(516)

Distributions to stockholders from:
Distributable earnings	(4,800)	—	(7,800)	—

Total distributions to stockholders	(4,800)	—	(7,800)	—

Capital Share Transactions
Issuance of common shares	$—	$—	$—	$253,879

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$—	$—	$253,879

Total Increase (Decrease) in Net Assets	$(6,325)	$384	$2,138	$253,363

Net Assets
Beginning of period	$242,258	$252,979	$233,795	$—

End of period	$235,933	$253,363	$235,933	$253,363

Capital Share Activity
Shares issued	—	—	—	25,387,884

Net Increase (Decrease) in Shares Outstanding	—	—	—	25,387,884

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended	June 10, 2022 (date of inception) to
	September 30, 2023	September 30, 2022
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$9,938	$(516)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(35,907)	(6,790)
Proceeds from sales of long-term securities	20,821	380
Sales (Purchases) of short-term portfolio investments, net	14,586	(104,011)
Net change in unrealized (appreciation) depreciation on investments	(23,844)	4,878
Net realized (gain) loss on investments	32,995	22
Payment in-kind interest	(6,327)	(1,633)
Net (accretion) on investments	(2,105)	(628)
Paydown (gain)	(96)	(12)
Amortization of deferred financing cost	70	—
Amortization of deferred offering costs	10	5
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(760)	(1,479)
(Increase) decrease in organizational costs paid by Advisor	301	(950)
(Increase) decrease in deferred offering costs	—	(20)
(Increase) decrease in due from affiliate	2	(2)
Increase (decrease) in due to affiliate	(435)	97
Increase (decrease) in accrued administration fee	(4)	—
Increase (decrease) in accrued organizational costs	—	1,010
Increase (decrease) in accrued offering costs	—	20
Increase (decrease) in directors fee reimbursement to Advisor	(61)	131
Increase (decrease) in legal expenses payable	250	—
Increase (decrease) in valuation expenses payable	114	—
Increase (decrease) in other payable	108	116
Increase (decrease) in other liabilities	185	—

Net cash provided by (used for) operating activities	$9,841	$(109,382)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	$—	$110,015
Distributions paid	(7,800)	—
Deferred financiang fees paid	(2,423)	—

Net cash provided by (used for) financing activities	$(10,223)	$110,015

Net increase (decrease) in cash	(382)	633

Cash, beginning of period	800	—

Cash, end of period	$418	$633

Supplemental and Cash Flow Information:
Tax expenses paid during the period	$22	$—
Supplemental and Non-Cash Information:
Contributions of securities, at net fair value	—	143,864
Exchange of investments	12,900	—

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Industry	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Alorica, Inc. Term Loan (3)	IT Services	SOFR + 6.875%	12.191%	12/21/2027	12,313	$12,194	$12,195	5.17%
AP Core Holdings II, LLC Term B-1 Loan	Entertainment	SOFR + 5.614%	10.931%	09/01/2027	3,536	3,494	3,485	1.48%
AP Core Holdings II, LLC Term B-2 Loan	Entertainment	SOFR + 5.614%	10.931%	09/01/2027	3,458	3,416	3,369	1.43%
AssuredPartners, Inc. 2020 February Refinancing Term Loan	Brokerage	SOFR + 3.614%	8.931%	02/12/2027	6,910	6,637	6,901	2.92%
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan	Packaging	SOFR + 4.275%	9.591%	04/13/2029	6,913	6,642	6,828	2.89%
Endurance International Group Holdings, Inc. Initial Term Loan	Technology	LIBOR + 3.500%	8.792%	02/10/2028	6,912	6,596	6,733	2.85%
Gainwell Acquisition Corp. Term B Loan	Pharmaceuticals	SOFR + 4.100%	9.490%	10/01/2027	4,863	4,824	4,756	2.02%
Integrity Marketing Acquisition, LLC Delayed Draw Term Loan (3)(8)	Insurance Life	SOFR + 6.000%	11.337%	08/27/2026	3,700	1,400	1,392	0.59%
Integrity Marketing Acquisition, LLC Incremental Term Loan (3)	Insurance Life	SOFR + 6.000%	11.422%	08/27/2026	5,542	5,431	5,510	2.34%
LBM Acquisition, LLC Initial Term Loan	Retailers	SOFR + 3.850%	9.181%	12/17/2027	4,688	4,654	4,586	1.94%
Mavenir Systems, Inc. Initial Term Loan (2)	Technology	SOFR + 5.012%	10.389%	08/18/2028	9,850	9,768	7,858	3.33%
McAfee Corp. Term Loan	Technology	SOFR + 3.850%	9.165%	03/01/2029	6,913	6,577	6,763	2.87%
PetSmart LLC Initial Term Loan	Retailers	SOFR + 3.850%	9.166%	02/11/2028	6,929	6,672	6,919	2.93%
Planview Parent, Inc. Closing Date Term Loan	Technology	SOFR + 4.262%	9.652%	12/17/2027	6,911	6,768	6,836	2.90%
PLNTF Holdings, LLC Initial Term Loan (3)	Entertainment	SOFR + 8.263%	13.659%	03/22/2026	11,144	10,999	10,699	4.53%
Polaris Newco, LLC Dollar Term Loan	Technology	SOFR + 4.114%	9.431%	06/02/2028	6,912	6,715	6,635	2.81%
Rising Tide Holdings, Inc. FILO Term Loan (3)	Retailers	SOFR + 9.000%	14.316%	06/01/2026	4,570	4,419	4,413	1.87%
Sophia, L.P. Term Loan B	Technology	SOFR + 3.600%	8.916%	10/07/2027	6,912	6,713	6,905	2.93%
Team Health Holdings, Inc. Non-Extended Term Loan	Healthcare	SYN LIBOR + 2.750%	8.181%	02/06/2024	6,908	6,761	6,764	2.87%
U.S. Renal Care, Inc. Closing Date Term Loan	Healthcare	SOFR + 5.262%	10.607%	06/20/2028	1,595	963	1,069	0.45%
Univision Communications Inc. Initial Term Loan	Broadcasting	SOFR + 3.364%	8.681%	01/31/2029	6,912	6,743	6,847	2.90%
Victoria’s Secret & Co. Initial Term Loan (2)	Retailers	SOFR + 3.512%	8.903%	08/02/2028	2,886	2,863	2,828	1.20%
Windstream Services, LLC Incremental Term Loan	Wireless	SOFR + 4.100%	9.416%	02/23/2027	7,000	6,708	6,930	2.94%

Total First Lien Secured						137,957	137,221	58.16%

Second Lien Senior Secured
Altar BidCo, Inc. Initial Term Loan	Technology	SOFR + 5.600%	10.492%	02/01/2030	2,900	2,875	2,831	1.20%

Total Second Lien Secured						2,875	2,831	1.20%

Senior Unsecured
GCOM (3)(6)	Technology	N/A	17.000%	02/16/2029	12,730	10,011	9,938	4.21%
LEAF Home Solutions Note (3)(6)	Consumer Services	N/A	12.000%	02/26/2027	32,235	32,073	29,850	12.65%

Total Senior Unsecured						42,084	39,788	16.86%

Total Debt Investments						182,916	179,840	76.22%

Corporate Bonds
Rivian Holdings/Auto LLC 144A (2)	Automotive	SOFR + 5.625%	11.490%	10/15/2026	28,601	28,227	28,816	12.21%

Total Corporate Bonds						28,227	28,816	12.21%

Common Stocks
West Marine/Rising Tide Holdings, Inc. (3)(7)	Retailers	N/A	N/A	N/A	25,000	359	262	0.11%

Total Common Stocks						359	262	0.11%

Warrants
GCOM (3)(7)	Technology	N/A	N/A	8/11/2033	2,491,250	2,491	2,491	1.06%
West Marine/Rising Tide Holdings, Inc. (3)(7)	Retailers	N/A	N/A	9/8/2028	47,166	—	—	0.00%

Total Warrants						2,491	2,491	1.06%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2023
(Amounts in thousands)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Industry	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill		N/A	4.21%	10/10/2023	3,400	3,396	3,396	1.44%
U.S. Treasury Bill		N/A	4.99%	11/02/2023	6,600	6,569	6,570	2.79%
U.S. Treasury Bill		N/A	5.05%	11/09/2023	7,600	7,556	7,557	3.20%
U.S. Treasury Bill		N/A	5.32%	01/23/2024	1,700	1,671	1,672	0.71%

Total U.S. Treasury Bills						19,192	19,195	8.14%

Total Short-Term Investments						19,192	19,195	8.14%

Total Non-Controlled, Non-Affiliated Investments						$233,185	$230,604	97.74%

Total Investments						$233,185	$230,604	97.74%

(1)	All investments are U.S. domiciled.
(2)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, total non-qualifying
assets at fair value represented 16.7% of the Company’s total net assets calculated in accordance with the 1940 Act.

(3)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements.
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate (“LIBOR”), Synthetic LIBOR (“SYN LIBOR”), and/or the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of September 30, 2023, the reference rates for the floating rate loans were the 3 Month LIBOR of 5.66%, 1 Month SOFR of 5.32%, 3 Month SOFR of 5.40%, 6 Month SOFR of 5.47% and SYN LIBOR of 5.43%.

(5)	Interest rates on short-term investments are annualized.
(6)	All or a portion of the interest on this position is paid-in-kind (PIK)
(7)	Non-income producing security.
(8)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7. Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements.

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
September 30, 2023
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
As of September 30, 2023, the Company had total Capital Commitments of $253,879 (amount in thousands), of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Emerald CS LLC, Ruby CS LLC, Amber CS LLC, Citrine CS LLC, Diamond CS LLC, Opal CS LLC, Quartz CS LLC, Jade CS LLC, Pearl CS LLC, Sapphire CS LLC, Topaz CS LLC, Garnet CS LLC, Turquoise CS LLC, Aquamarine CS LLC, Tanzanite CS LLC and Peridot CS LLC. All material intercompany transactions are eliminated in consolidation.
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
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Company on an ongoing basis. These fees and any other income are recognized as earned as a component of Other income, if applicable, on the Consolidated Statements of Operations. Certain commitment fees are deferred and included in Other Liabilities on the Consolidated Statement of Assets and Liabilities. The commitment fees are amortized over the life of the investment as other income.
Deferred Financing Fees
Deferred financing fees represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2023 and December 31, 2022, the Company had deferred financing costs of $2,353 and $0, respectively (amount in thousands). These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of September 30, 2023 and December 31, 2022, $703 and $1,004, respectively (amounts in thousands), were recoverable by the Advisor for organizational expenses paid on the Company’s behalf and is recorded as “Organizational costs paid by Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of September 30, 2023 and December 31, 2022, there were $0 and $10, respectively (amounts in thousands), recoverable by the Advisor for offering costs paid on the Company’s behalf and were recorded as “Deferred offering costs” on the Consolidated Statements of Assets and Liabilities.
Other Expenses
All costs associated with consummated investments are included in the cost of such investments. Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of Other expenses on the Consolidated Statements of Operations. In addition, valuation, insurance, filing, research, consulting, subscriptions, directors’ out-of-pocket expenses and other costs, are included as components of Other expenses on the Consolidated Statements of Operations and Other payables on the Statement of Assets and Liabilities.

Legal Expense
Legal expenses are related to ongoing reviews of and legal advice on filings, board materials and financing facility and regulatory matters of the Company. These expenses are included as Legal expenses on the Consolidated Statement of Operations and Legal expenses payable on the Consolidated Statement of Assets and Liabilities.
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
The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2023. As of September 30, 2023, the tax year that remains subject to examination by the major tax jurisdictions under the statute of limitations is the year 2022 (with limited exceptions), assuming tax filings have been made for the year.
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
For the three month period ended September 30, 2023 and September 30, 2022, the Company incurred a management fee of $753 and $798, respectively (amounts in thousands), of which 100% was waived by the Advisor. For the nine month period ended September 30, 2023 and for the period from June 10, 2022 (date of inception) to September 30, 2022, the Company incurred a management fee of $2,233 and $806, respectively (amount in thousands), of which 100% was waived by the Advisor.
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
For the three month period ended September 30, 2023 and September 30, 2022, the Company incurred an administration fee of $90 and $97, respectively (amounts in thousands). For the nine month period ended September 30, 2023 and the period from June 10, 2022 (date of inception) to September 30, 2022, the Company incurred an administration fee of $268 and $97, respectively (amount in thousands).
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2025. During the nine month period ended September 30, 2023 and period ended December 31, 2022, the Advisor paid directors fees on behalf of the Company. As of September 30, 2023 and period ended December 31, 2022, $131 and $192, respectively (amount in thousands), are reimbursable to the Advisor for directors fees and are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
For the three month period ended September 30, 2023 and September 30, 2022, the Company waived organization costs of $0 and $438, respectively (amount in thousands). For the nine month period ended September 30, 2023 and for the period from June 10, 2022 (date of inception) to September 30, 2022, the Company waived organization costs of $0 and $950, respectively (amount in thousands).
Due to/from Affiliate
As of September 30, 2023 and December 31, 2022, the Company has $0 and $2, respectively (amounts in thousands), receivable from an affiliate and are included in “Due from affiliate” on the Consolidated Statements of Assets and Liabilities. As of September 30, 2023 and December 31, 2022, the Company has $0 and $435, respectively (amounts in thousands), payable to an affiliate and are included in “Due to affiliate” on the Consolidated Statements of Assets and Liabilities.
Directors Fee
The Company compensates each of its Independent Directors for their services. Their compensation is included in Directors fee on the Consolidated Statements of Operations. The Independent Directors also receive reimbursement of reasonable out-of-pocket expenses
incurred in connection with attending each meeting, which are included as components of Other expenses on the Consolidated Statements of Operations and Other payables on the Statement of Assets and Liabilities.
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
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2023 and December 31, 2022, the Company did not have any borrowings outstanding and, therefore, the asset coverage ratio is not applicable.
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
The facility bears interest at a rate of the applicable Benchmark plus (a) 2.85% for SOFR advances, and (b) 1.85% for an advance bearing interest at the alternate base rate which is a rate of interest per annum equal to the higher of (a) the Prime Rate in effect on such day; and (b) the Federal Funds Rate in effect on such day plus 0.5% per annum. The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of .40% per annum. The Minimum Usage

Amount is (a) zero prior to June 19, 2024, and (b) an amount equal to 70% of the Maximum Facility Amount any date on or after June 19, 2024. The Subsidiary also pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee of $5, an Agent Fee in an annual amount of $25, and a Rating fee of $175 for the initial rating and an annual fee of $45 thereafter (amounts in thousands).
The Credit Facility contains certain covenants including: (i) the Subsidiary acquiring a Debt Rating of
BBB-,
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of September 30, 2023, the Company is in compliance with these covenants.
In connection with the establishment of the loan facility, the Company paid upfront fees and incurred legal expenses of $2,423 (amount in thousands), which are being amortized into interest expense through the scheduled maturity date. The Company had $0 of outstanding borrowings as of September 30, 2023. Interest expense related to the borrowings and amortization of deferred financing costs are disclosed as a component of interest expense on the Consolidated Statements of Operations. For the three month period ended September 30, 2023 and September 30, 2022, the Company had interest expense of $63 and $0, respectively, inclusive of amortization expense for deferred financing fees of $63 and $0, respectively (amounts in thousands). For the nine month period ended September 30, 2023 and for the period from June 10, 2022 (date of inception) to September 30, 2022, the Company had interest expense of $70 and $0, respectively, inclusive of amortization expense for deferred financing fees of $70 and $0, respectively (amounts in thousands).
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
Investments at fair value and cost consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Secured	$137,957	$137,221	$143,434	$132,532
Second Lien Secured	2,875	2,831	23,905	11,715
Senior Unsecured	42,084	39,788	28,502	25,562
Corporate Bonds	28,227	28,816	28,146	27,743
Common Stocks	359	262	—	—
Warrants	2,491	2,491	—	—
Short-Term Investments	19,192	19,195	32,640	32,650

Total investments	$233,185	$230,604	$256,627	$230,202

The industry composition of investments as a percentage of total investments based on fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Automotive	12.5%	12.1%
Aviation Services	—	0.5%
Broadcasting	3.0%	2.9%
Brokerage	3.0%	2.9%
Building Materials	—	1.9%
Consumer Service	12.9%	11.1%
Entertainment	7.6%	7.5%
Food and Beverage	—	2.6%
Gaming	—	1.9%
Healthcare	3.4%	3.1%
Insurance Life	3.0%	—
Packaging	3.0%	2.9%
Pharmaceuticals	2.1%	2.0%
Retailers	8.2%	11.5%
Technology	24.7%	20.0%
Treasury Bills	8.3%	14.2%
IT Services	5.3%	—
Wireless	3.0%	2.9%

Total	100.0%	100.0%

As of September 30, 2023 and December 31, 2022, 100.0% of investments held were based in the United States.
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
Common stocks, warrants and financial derivative instruments, such as futures contracts or options on futures that are traded on a national securities exchange, are stated at the last reported sale or settlement price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level 1 of the fair value hierarchy.
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
The following tables summarize the fair value of the Company’s investments as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$103,012	$34,209	$137,221
Second Lien Secured	—	2,831	—	2,831
Senior Unsecured	—	—	39,788	39,788
Corporate Bonds	—	28,816	—	28,816
Common Stocks	—	—	262	262
Warrants	—	—	2,491	2,491
Short-Term Investments	—	19,195	—	19,195

Total assets	$—	$153,854	$76,750	$230,604

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$110,450	$22,082	$132,532
Second Lien Secured	—	3,653	8,062	11,715
Senior Unsecured	—	—	25,562	25,562
Corporate Bonds	—	27,743	—	27,743
Short-Term Investments	—	32,650	—	32,650

Total assets	$—	$174,496	$55,706	$230,202

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
The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands) for the nine months ended September 30, 2023 and the period June 10, 2022 (date of inception) to September 30, 2022:

		Net					Net Change in
	Beginning	Purchases		Net Sales	Accrued	Realized	Unrealized	Transfers	Transfers	Ending
	Balance at	and	In-Kind	and	Discounts/	Gain/	Appreciation/	into	out of	Balance at
	12/31/2022	Drawdowns (1)	Contributions	Paydowns (2)	(Premiums)	(Loss)	(Depreciation)	Level 3	Level 3	9/30/23
Term Loans First Lien Secured	$22,082	$18,195	$0	($849)	$115	($3,758)	$5,354	$0	($6,930)	$34,209
Term Loans Second Lien Secured	8,062	0	0	(5,945)	36	(13,930)	11,777	0	0	0
Term Loans Senior Unsecured	25,562	13,535	0	0	47	0	644	0	0	39,788
Common Stocks	0	359	0	0	0	0	(97)	0	0	262
Unlisted Warrants	0	2,491	0	0	0	0	0	0	0	2,491

Totals	$55,706	$34,580	$0	($6,794)	$198	($17,688)	$17,678	$0	($6,930)	$76,750

(1)	Purchases and Drawdowns may include securities received in corporate actions and restructurings.
(2)	Sales and Paydowns may include securities delivered in corporate actions and restructuring of investments.

		Net					Net Change in
	Beginning	Purchases		Net Sales	Accrued	Realized	Unrealized	Transfers	Transfers	Ending
	Balance at	and	In-Kind	and	Discounts/	Gain/	Appreciation/	into	out of	Balance at
	6/10/2022	Drawdowns	Contributions	Paydowns	(Premiums)	(Loss)	(Depreciation)	Level 3	Level 3	9/30/22
Term Loans First Lien Secured	$0	$0	$31,354	($54)	$62	$1	($947)	$0	$0	$30,416
Term Loans Second Lien Secured	0	5,021	13,875	0	5	0	(1,916)	0	0	16,985
Term Loans Senior Unsecured	0	1,624	26,981	0	37	0	(352)	0	0	28,290

Totals	$0	$6,645	$72,210	($54)	$104	$1	($3,215)	$0	$0	$75,691

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (3)
Term Loans	$53,360	Discounted Cash Flow	Discount Rate	11.53% – 16.97%	14.05%
Term Loans	10,699	Third Party Vendor	Broker Quote	$96.00	$96.00
Senior Unsecured	9,938	Recent Transaction	Purchase Price	n/a	n/a
Common Stocks	262	Comparable Multiple	Revenue Multiple	0.55x	0.55x
Warrants	2,491	Comparable Multiple	EBITDA Multiple	10.00x	10.00x

Total Assets	$76,750

	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (3)
Term Loans	$25,562	Discounted Cash Flow	Discount Rate	n/a	15.41%
Term Loans	6,678	Proxy Pricing	Base Price	n/a	$95.29
Term Loans	23,466	Third Party Vendor	Broker Quote	$37.50 – $95.50	$66.00

Total Assets	$55,706

(3)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
7. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of September 30, 2023, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of September 30, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies (amounts in thousands):

Portfolio Company	Investment Type	September 30, 2023
Integrity Marketing Acquisition, LLC	Revolver	$709
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	$2,300

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
The Company did not hold a closing of the continuous Private Offering for the three month period or nine month period ended September 30, 2023.
Distributions
For the nine month period and three month period ended September 30, 2023, the Board declared the following distributions:
On May 24, 2023, the Company paid a dividend of $0.12 per share to stockholders of record as of May 22, 2023.
On August 24, 2023, the Company paid a dividend of $0.19 per share to stockholders of record as of August 22, 2023.
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
For the three month period and nine month period ended September 30, 2023, no Share repurchase was offered or requested and no Shares were repurchased.
9. Earnings Per Share
The following tables set forth the computation of basic and diluted earnings (loss) per common share for the three month period ended September 30, 2023 and September 30, 2022, nine month period ended September 30, 2023 and June 10, 2022 (date of inception) to September 30, 2022:

				June 10, 2022 (date of
	Three Months Ended		Nine Months Ended	inception) to
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net increase (decrease) in net assets resulting from operations	$(1,525)	$384	$9,938	$(516)
Weighted average shares of common stock outstanding - basic and diluted	25,387,884	25,387,884	25,387,884	20,894,719
Earnings (loss) per common share (basic and diluted)	$(0.06)	$0.02	$0.39	$(0.02)

10. Financial Highlights

		June 10, 2022 (date
	Nine Months Ended	of inception) to
	September 30, 2023	September 30, 2022
Per share data:
Net asset value, beginning of period	$9.21	$—
Net investment income (loss) (1)	0.75	0.21
Net realized and unrealized gain (loss) on investment transactions (2)	(0.36)	(0.23)

Net increase (decrease) in net assets from operations (1)	0.39	(0.02)
Impact of issuance of common stock	—	10.00
Distributions declared (1)	(0.31)	—

Total increase (decrease) in net assets	0.08	9.98

Net asset value, end of period	$9.29	$9.98

Shares Outstanding, end of period	25,387,884	25,387,884
Total Return (3)	4.26%	(0.20)%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	1.97%	2.27%
Ratio of expenses to average net assets, net of waivers (4)(5)	0.72%	0.56%
Ratio of net investment income (loss) to average net assets (4)(5)	10.74%	6.87%
Net Assets, end of period	$235,933	$253,363
Weighted average shares outstanding	25,387,884	20,894,719
Total capital commitments, end of period	$253,879	$253,879
Portfolio turnover rate (6)	10.30%	0.35%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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
On November 7, 2023, the Company’s board of directors declared a dividend of $0.14 per share which is payable on November 21, 2023 to stockholders of record as of November 17, 2023.

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

Portfolio, Investment Activity And Results Of Operations

As of September 30, 2023, the Company had investments, excluding cash equivalents, in 25 portfolio companies across 13 industries. Based on fair value as of September 30, 2023, 81% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 81% of the Company’s debt portfolio at fair value had an interest rate floor denoted in LIBOR, Synthectic LIBOR, or SOFR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.8% as of September 30, 2023. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of September 30, 2023, the Company’s estimated weighted average total yield of investments in debt securities was 11.6%. Weighted average yields are based on interest rates as of September 30, 2023.

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

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	September 30, 2023
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	229,535	99.5	25
Risk rating 3	1,069	0.5	1
Risk rating 4	—	—	—

	$230,604	100%	26

	December 31, 2022
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	217,461	94.5	27
Risk rating 3	12,741	5.5	1
Risk rating 4	—	—	—

	$230,202	100%	28

Consolidated Results Of Operations

The following table represents our operating results (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended September 30, 2023	June 10, 2022 (date of inception) to September 30, 2022
	September 30, 2023	September 30, 2022
Total investment income	$7,000	$4,649	$20,434	$4,794
Less: Net expenses	561	408	1,345	410

Net investment income (loss)	6,439	4,241	19,089	4,384

Net realized gain (loss)	(15,073)	(22)	(32,995)	(22)
Net change in unrealized appreciation (depreciation)	7,109	(3,835)	23,844	(4,878)

Net increase (decrease) in Net Assets resulting from operations	$(1,525)	$384	$9,938	$(516)

Investment income was as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended September 30, 2023	June 10, 2022 (date of inception) to September 30, 2022
	September 30, 2023	September 30, 2022
Investment income:
Interest income	$4,003	$3,025	$14,053	$3,161
Payment in-kind interest	2,952	1,624	6,327	1,633
Other income	45	—	54	—

Total Investment Income	$7,000	$4,649	$20,434	$4,794

For the three month period ended September 30, 2023 and September 30, 2022, nine month period ended September 30, 2023, and the period June 10, 2022 (date of inception) to September 30, 2022, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $231 million as of September 30, 2023.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended September 30, 2023	June 10, 2022 (date of inception) to September 30, 2022
	September 30, 2023	September 30, 2022
Expenses:
Management fee	$753	$798	$2,233	$806
Directors fees	61	131	184	131
Administration fee	90	97	268	97
Interest expense	63	—	70	—
Organization costs	101	497	300	1,010
Tax expense	21	—	22	—
Offering cost	—	5	10	5
Legal expenses	65	—	250	—
Other expenses	160	116	241	117

Total expenses	$1,314	$1,644	$3,578	$2,166

Waivers	(753)	(1,236)	(2,233)	(1,756)

Net expenses	$561	$408	$1,345	$410

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

For the three month period ended September 30, 2023 and September 30, 2022, nine month period ended September 30, 2023, and the period June 10, 2022 (date of inception) to September 30, 2022, we did not incur any excise tax.

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

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after (and including) such borrowing. As of September 30, 2023, our asset coverage ratio, as defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, was not applicable because the Company did not have any borrowings outstanding as of that date.

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

As of September 30, 2023, the Company did not have any outstanding borrowings.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of September 30, 2023, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows (amounts in thousands:

Unfunded Commitments	As of September 30, 2023
First Lien Senior Secured	$3,009

Unregistered Sales of Equity Securities

For the three month period ended September 30, 2023 and September 30, 2022, nine month period ended September 30, 2023, and the period June 10, 2022 (date of inception) to September 30, 2022, the Company did not hold closings of our continuous private offering of Shares.

Distributions and Distribution Reinvestment

For the nine month period and three month period ended September 30, 2023, the Board declared the following distributions:

On May 24, 2023, the Company paid a dividend of $0.12 per share to stockholders of record as of May 22, 2023.

On August 24, 2023, the Company paid a dividend of $0.19 per share to stockholders of record as of August 22, 2023.

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

Assuming that the Consolidated Statement of Assets and Liabilities as of September 30, 2023, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(439)	$—	$(439)
Up 100 basis points	$1,758	$—	$1,758
Up 200 basis points	$3,516	$—	$3,516
Up 300 basis points	$5,273	$—	$5,273

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Form 10, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Form 10 are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended September 30, 2023, there have been no material changes from the risk factors set forth in the Company’s Form 10 for the period ended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K and on its Form 10, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Report or are hereby incorporated by reference to exhibits previously filed with the SEC:

24.1*	Power of Attorney for John W. Lane.

24.2*	Power of Attorney for Crystal Porter.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Financial Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: November 13, 2023	By:	/s/ John W. Lane *
John W. Lane
President
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Crystal Porter *
Crystal Porter
Treasurer
(Principal Financial and Accounting Officer)

Date: November 13, 2023	*By:	/s/ William J. Bielefeld
William J. Bielefeld
As attorney-in-fact

*	Pursuant to power of attorney filed herewith