Form 10-K
period 2023-12-31
PIMCO Capital Solutions BDC Corp.
filed 2024-03-13
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended
December 31, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Sec
uri
ties Exchange Act of 1934). Yes ☐ No ☒
There is no established public market for the issuer’s common stock.
The issuer had 21,602,602 shares of common stock, $0.001 par value per share, outstanding as of March 12, 2024.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	the Company’s future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

•	interest rate volatility,

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources;

•	the risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

•	the Company’s regulatory structure and tax status as a business development company (“BDC”) and a regulated investment company (a “RIC”); and

•	future changes in laws or regulations and conditions in the Company’s operating areas.

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

PART I

Item 1. Business

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), on July 11, 2022. The Company was incorporated under the laws of the state of Delaware on December 23, 2021. In addition, for U.S. federal income tax purposes, the Company has elected to be treated and intends to qualify annually as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Financing

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2023 and December 31, 2022, the Company did not have any borrowings outstanding and, therefore, the asset coverage ratio is not applicable.

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

The facility bears interest at a rate of the applicable Benchmark plus (a) 2.85% for the Secured Overnight Financing Rate (“SOFR”) advances, and (b) 1.85% for an advance bearing interest at the alternate base rate which is a rate of interest per annum equal to the higher of (a) the Prime Rate in effect on such day; and (b) the Federal Funds Rate in effect on such day plus 0.5% per annum. The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of 0.40% per annum. The Minimum Usage Amount is (a) zero prior to June 19, 2024, and (b) an amount equal to 70% of the Maximum Facility Amount any date on or after June 19, 2024. The Subsidiary also pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee of $5, an Agent Fee in an annual amount of $25, and a Rating fee of $175 for the initial rating and an annual fee of $45 thereafter (amounts in thousands).

The Credit Facility contains certain covenants including: (i) the Subsidiary acquiring a Debt Rating of BBB-, BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of December 31, 2023, the Company is in compliance with these covenants.

In connection with the establishment of the loan facility, the Company paid upfront fees and incurred legal expenses of $2,424 (amount in thousands), which are being amortized into interest expense through the scheduled maturity date. The Company had $0 of outstanding borrowings as of December 31, 2023. Interest expense related to the borrowings and amortization of deferred financing costs are disclosed as a component of interest expense on the Consolidated Statements of Operations. For the year ended December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company had interest expense of $469 and $0, respectively, inclusive of amortization expense for deferred financing fees of $469 and $0, respectively (amounts in thousands).

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

Investments at fair value and cost consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$97,624	$95,381	$143,434	$132,532
Second Lien Senior Secured	2,875	2,878	23,905	11,715
Senior Unsecured	42,712	40,061	28,502	25,562
Corporate Bonds	28,255	28,658	28,146	27,743
Common Stocks	359	263	—	—
Warrants	2,491	2,181	—	—
Short-Term Investments	46,543	46,553	32,640	32,650

Total investments	$220,859	$215,975	$256,627	$230,202

The Board of Directors

The Company’s business and affairs are managed under the direction of the Company’s Board of Directors (the “Board”). The Board consists of three members, two of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. The Company refers to these individuals as the Company’s “Independent Directors.” The Independent Directors compose a majority of the Company’s Board. Directors who are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Advisor are referred to herein as “Interested Directors.” The Board elects the Company’s officers, who serve at the discretion of the Board. The responsibilities of the Company’s Board include oversight of the determinations of the fair values of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities. The Board has established an Audit Oversight Committee, Valuation Oversight Committee, and a Governance and Nominating Committee. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.”

The Advisor

PIMCO serves as the Advisor of the Company. The Advisor is registered as an investment adviser with the SEC pursuant to the Advisers Act. The Advisor provides certain investment advisory and management services to the Company pursuant to the “Advisory Agreement” (as defined below). PIMCO also serves as the Administrator pursuant to an Administration Agreement between the Company and the Administrator. The Administrator has retained a sub-administrator to provide certain administrative services to the Company and entered into a sub-administration agreement.

PIMCO was founded in 1971 and renders investment management services to corporations, trustees, pension and profit sharing plans, charitable organizations, endowments and institutions for which it receives fees generally based upon the net asset value of its clients’ respective investment portfolios. PIMCO manages approximately $1.86 trillion in assets, including $1.48 trillion in third-party client assets, as of December 31, 2023. (Third-party client assets excludes assets managed on behalf of PIMCO’s parent’s affiliated companies.)

PIMCO is a majority owned subsidiary of Allianz Asset Management of America LLC (“Allianz Asset Management”) with minority interests held by Allianz Asset Management U.S. Holding II LLC, a Delaware limited liability company and by certain current and former officers of PIMCO. Through various holding company structures, Allianz Asset Management is a subsidiary of Allianz SE. Allianz SE is a European based, multinational insurance and financial services holding company and a publicly traded German company.

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

Financial Information about Industry Segments and Geographic Areas

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
Automotive	13.3%	12.1%
Aviation Services	—	0.5%
Broadcasting	—	2.9%
Brokerage	—	2.9%
Building Materials	—	1.9%
Consumer Services	14.8%	11.1%
Diversified Manufacturing	1.1%	—
Entertainment	6.9%	7.5%
Financial Other	1.2%	—
Food and Beverage	—	2.6%
Gaming	—	1.9%
Healthcare	0.6%	3.1%
Insurance Life	4.3%	—
Packaging	2.1%	2.9%
Pharmaceuticals	1.0%	2.0%
Retailers	3.2%	11.5%
Technology	21.2%	20.0%
Treasury Bills	21.5%	14.2%
IT Services	5.6%	—
Wireless	3.2%	2.9%

Total	100.0%	100.0%

Certain U.S. Federal Income Tax Considerations

The following discussion is a brief summary of some of the U.S. federal income tax considerations relevant to an investment in the Company as a Stockholder, including U.S. federal income tax considerations relevant to a BDC. It is based upon the Code, the regulations promulgated thereunder, published rulings of the IRS and court decisions, all as in effect on the date of this Report. All of the above authorities are subject to change (possibly retroactively) by legislative or administrative action.

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

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of the Company, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold shares of the Company should consult its tax advisors with respect to the purchase, ownership and disposition of such shares.

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

(i)

at least 50% of the value of its total assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if its holdings of such issuer are greater in value than 5% of its total assets or greater than 10% of the outstanding voting securities of such issuer, and

(ii)

no more than 25% of the value of its assets may be invested in the securities of any one issuer or of any two or more issuers that are controlled by the Company (at a 20% voting control threshold) and are engaged in the same or similar or related trades or business (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

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

The Company may invest in below investment grade instruments. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. The Company intends to address these and other issues to the extent necessary in order to seek to ensure that the Company distributes sufficient income to avoid any material U.S. federal income tax or the 4% excise tax.

A portfolio company in which the Company invests may face financial difficulties that require the Company to work-out, modify or otherwise restructure the Company’s investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in the Company receiving assets that give rise to non-qualifying income for purposes of the 90% gross income test described above or otherwise would not count toward satisfying the diversification tests described above. Furthermore, some of the income that the Company might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to the Company’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% gross income test. To manage the risk that such income might disqualify the Company as a RIC for failure to satisfy the 90% gross income test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay entity-level income tax on their earnings, which ultimately will reduce the yield to Stockholders on such fees and income.

Gain or loss recognized by the Company from warrants or other securities acquired by the Company, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long the Company held a particular warrant or security.

In the event the Company invests in foreign securities, it may be subject to withholding and other foreign taxes with respect to those securities. The Company is not expected to satisfy the requirement to pass through to Stockholders their share of the foreign taxes paid by the Company.

If the Company acquires shares in a passive foreign investment company (“PFIC”), the Company may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if the Company distributes such income as a taxable dividend to Stockholders. Additional charges in the nature of interest generally will be imposed on the Company in respect of deferred taxes arising from any such excess distribution or gain. If the Company invests in the shares of a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Company will be required to include in income each year the Company’s proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, the Company may be able to elect to mark its shares in a PFIC at the end of each taxable year to market; in this case, the Company will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in the Company’s income. The Company’s ability to make either election will depend on factors beyond the Company’s control and is subject to restrictions which may limit the availability of the benefit of these elections. Under either election, the Company may be required to recognize in a taxable year income in excess of any distributions the Company receives from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will be taken into account for purposes of determining whether the Company has distributed sufficient income to avoid any material U.S. federal income tax or the 4% excise tax.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Company accrues income, expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures, and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Taxation of U.S. Holders.

Distributions from the Company’s investment company taxable income (consisting generally of net investment income, net short-term capital gain, and net gains from certain foreign currency transactions) generally will be taxable to U.S. Holders as ordinary income to the extent made out of the Company’s current or accumulated earnings and profits. Distributions generally will not be eligible for the dividends received deduction allowed to corporate Stockholders or for the reduced rates applicable to certain qualified dividend income received by non-corporate Stockholders. Distributions that the Company reports as net capital gain distributions will be taxable to U.S. Holders as long-term capital gain regardless of how long such U.S. Holders have held their shares. Distributions in excess of the Company’s current and accumulated earnings and profits first will reduce a U.S. Holder’s adjusted tax basis in such U.S. Holder’s Common Stock and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. Holder.

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

If a U.S. Holder sells or exchanges its shares of the Company (except pursuant to a repurchase by the Company, as described below), the holder will recognize gain or loss equal to the difference between its adjusted basis in the shares sold and the amount received. Any such gain or loss will be treated as a capital gain or loss and will be long-term capital gain or loss if the shares have been held for more than one year. Any loss recognized on a sale or exchange of shares that were held for six months or less will be treated as long-term, rather than short-term, capital loss to the extent of any capital gain distributions previously received (or deemed to be received) thereon.

From time to time, the Company may offer to repurchase its outstanding shares. Stockholders who tender all shares of the Company held, or considered to be held, by them will be treated as having sold their shares and generally will realize a capital gain or loss. If a Stockholder tenders fewer than all of its shares or fewer than all shares tendered are repurchased, such Stockholder may be treated as having received a taxable dividend upon the tender of its shares. In such a case, there is a risk that non-tendering Stockholders, and Stockholders who tender some but not all of their shares or fewer than all of whose shares are repurchased, in each case whose percentage interests in the Company increase as a result of such tender, will be treated as having received a taxable distribution from the Company. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming shares of the Company.

Reporting to Stockholders and the IRS is required annually on Form 1099-B not only with respect to the gross proceeds of shares sold or exchanged but also their cost basis. Stockholders should contact their intermediaries with respect to reporting of cost basis and available elections with respect to their accounts.

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

Under U.S. Treasury regulations, if a Stockholder recognizes a loss with respect to shares of $2 million or more for an individual Stockholder or $10 million or more for a corporate Stockholder, the Stockholder must file with the IRS a disclosure statement on IRS Form 8886. Direct owners of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Stockholders should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Limitations on Deductibility of Certain Losses and Expenses.

If the Company is not treated as a “publicly offered regulated investment company” for any calendar year, then a U.S. Holder that is an individual, estate or trust will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S. Holder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Holder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Holder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Holder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Holder’s miscellaneous itemized deductions exceeds 2% of such U.S. Holder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code. In this case, the Company would be required to report the relevant income and expenses, including the Management Fee, on Form 1099-DIV, and affected holders will be required to take into account their allocable share of such income and expenses. There is no assurance that the Company will be treated as a “publicly offered regulated investment company” with respect to any calendar year.

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

Non-U.S. Holders.

Dividends that the Company pays to a non-U.S. Holder generally will be subject to U.S. withholding tax at a 30% rate unless (i) the holder qualifies for, and complies with the procedures for claiming, an exemption or reduced rate under an applicable income tax treaty, (ii) the holder qualifies, and complies with the procedures for claiming, an exemption by reason of its status as a foreign government-related entity; or (iii) the dividend qualifies for an exemption from U.S. withholding tax (as described below).

Non-U.S. Holders generally are not subject to U.S. tax on capital gains realized on the sale of the Company’s shares or on actual or deemed distributions of the Company’s net capital gains unless such gains are effectively connected with the conduct of a U.S. trade or business by the holder and, if an income tax treaty applies, are attributable to a permanent establishment in the United States, or the holder is present in the United States for 183 or more days during the taxable year.

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

ERISA Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code impose restrictions on certain transactions involving (i) employee benefit plans (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) plans subject to Section 4975 of the Code, including, among others, individual retirement accounts and Keogh plans, and (iii) any entities whose underlying assets include plan assets by reason of such employee benefit plan’s or plan’s investment in such entities or otherwise (collectively “Plans”). ERISA and the rules and regulations of the U.S. Department of Labor promulgated thereunder contain provisions that should be considered by fiduciaries of those Plans and their legal advisors.

Fiduciary Duty.

Fiduciaries that are considering an investment in the Company should consider, among other things, the applicability of the prohibited transaction provisions of ERISA and Section 4975 of the Code to such an investment and confirm that such investment will not constitute or result in a prohibited transaction or any other violation of an applicable requirement of ERISA.

Plan Assets.

Under Section 3(42) of ERISA and regulations issued by the U.S. Department of Labor (as modified by Section 3(42), the “Plan Asset Regulation”), the assets of the Company will be treated as plan assets if participation by Benefit Plan Investors equals or exceeds 25% of any class of equity of the Company. The term “Benefit Plan Investor” is defined as (i) any employee benefit plan (as defined in Section 3(3) of ERISA), subject to the provisions of Title I of ERISA, (ii) any Plan subject to Section 4975 of the Code, and (iii) any entity whose underlying assets include Plan assets by reason of a Plan’s investment in the entity. Under ERISA, an entity described in clause (iii) will for various purposes be deemed to hold plan assets only to the extent of the percentage of the equity interests in the entity held by other Benefit Plan Investors. For purposes of the 25% determination, the value of equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets (or any affiliate of such person) is disregarded.

The Advisor intends to operate the Company so that the assets of the Company are not considered “plan assets.” In that regard, the Advisor intends to limit investment by Benefit Plan Investors to less than 25% of each class of equity of the Company as described above, based upon assurances provided by investors. In the event that the Company’s assets could nevertheless be considered to be “plan assets,” the Subscription Agreement authorizes the Advisor and requires ERISA Partners (as defined in the Subscription Agreement) to take certain actions to alleviate the effect of such determination, including a sale of shares to other Stockholders or a third party (with the consent of the Advisor), the reduction of stockholders’ capital contributions (“Capital Contributions”) by ERISA Partners or the redemption of all or a portion of the Stockholder’s shares, so that participation by Benefit Plan Investors does not exceed 25% of any class of equity of the Company as described above. If, notwithstanding the Advisor’s intent to the contrary, the assets of the Company were to be considered “plan assets,” the obligations and other responsibilities of Plan sponsors, Plan fiduciaries and Plan administrators, and of “parties in interest” and “disqualified persons” (as defined under ERISA and the Code), under Parts 1 and 4 of Subtitle B of Title I of ERISA and Section 4975 of the Code, as applicable, may be expanded, and there may be an increase in their liability under these and other provisions of ERISA and the Code (except to the extent (if any) that a favorable statutory or administrative exemption or exception applies). In the event that certain requirements under ERISA are satisfied such that the Shares would be considered a “publicly-offered security” for purposes of ERISA, then the assets of the Company would not be considered plan assets regardless of the level of participation of Benefit Plan Investors.

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

Governmental, Church and Non-U.S. Plans.

Governmental plans, certain church plans and non-U.S. and certain other plans, while not subject to the fiduciary responsibility provisions of ERISA or the provisions of Section 4975 of the Code, may nevertheless be subject to federal, state, local, non-U.S. or other laws and regulations that are similar to such provisions of ERISA and the Code. This discussion does not address any requirements that may be applicable to employee benefit plans other than ERISA or Section 4975 of the Code, and fiduciaries of such plans should consult with their counsel before purchasing any interests in the Company.

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

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described in “— Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Senior Securities

As a corporation, the Company will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its Common Stock if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% for indebtedness and 150% for preferred equity immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Company may be prohibited from making distributions to its Stockholders or the repurchasing of such securities or shares unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see, e.g., “Risk Factors – Borrowing and Derivative Risk.” The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the Stockholders (one share one vote); and (ii) preferred Stockholders must have the right, as a class, to appoint directors to the board of directors.

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

•

pursuant to Rule 13a-15 of the Exchange Act, subject to applicable transition periods, the Company’s management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting and (following the later of (i) the year following the Company’s first annual report required to be filed with the SEC, (ii) the date the Company is no longer an emerging growth company under Jumpstart Our Business Startups Act (“JOBS Act”), or (iii) the date the Company is no longer a non-accelerated filer) must obtain an audit of the effectiveness of internal control over financial reporting performed by the Company’s independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Emerging Growth Company

The Company is an emerging growth company as defined in the JOBS Act and is eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company could remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the consummation of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which the Company has total annual gross revenue of $1.235 billion or more, (ii) December 31 of the fiscal year in which the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of Common Stock held by non-affiliates exceeds $700 million, measured as of the last Business Day of the most recently completed second fiscal quarter, and the Company has been publicly reporting for at least 12 months), or (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three-year period. In addition, as an emerging growth company, the Company intends to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

Stockholder reports and other information about the Company are available on the EDGAR Database on the SEC’s Internet website at http://www.sec.gov and copies of this information may be obtained, after paying a duplicating fee, by electronic request at the following E-mail address: publicinfo@sec.gov.

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

An investment in the Common Stock of the Company is subject to investment risk, particularly under current economic, financial, geopolitical, labor and public health conditions, including the possible loss of the entire principal amount that you invest. Investors should be aware that, particularly in light of the current uncertainty, volatility and distress in economies and financial markets, and geopolitical, labor and public health conditions around the world, the Company’s investments and a shareholder’s investment in the Company are subject to sudden and substantial losses, increased volatility and other adverse events. Also, public health emergencies similar to COVID-19 (such as pandemics and epidemics) may occur in the future and could present these risks or risks similar to the foregoing.

In addition, market risk includes the risk that geopolitical events will disrupt the economy on a national or global level. The current contentious domestic political environment, as well as political and diplomatic events within the United States and abroad, such as presidential elections in the United States or abroad or the U.S. government’s inability at times to agree on a long-term budget and deficit reduction plan, has in the past resulted, and may in the future result, in a government shutdown or otherwise adversely affect the U.S. regulatory landscape, the general market environment and/or investor sentiment, which could have an adverse impact on the Company’s investments and operations. Additional and/or prolonged U.S. federal government shutdowns may affect investor and consumer confidence and may adversely impact financial markets and the broader economy, perhaps suddenly and to a significant degree. Any market disruptions could also prevent the Company from executing advantageous investment decisions in a timely manner. To the extent the Company focuses its investments in a region enduring geopolitical market disruption, it will face higher risks of loss.

Moreover, changing economic, political, geopolitical, social, or financial market or other conditions in one country or geographic region could adversely affect the value, yield and return of the investments held by the Company in a different country or geographic region and economies, markets and issuers generally because of the increasingly interconnected global economies and financial markets. As a result, there is an increased risk that geopolitical and other events will disrupt economies and markets globally. For example, local or regional armed conflicts (notably the Russia-Ukraine and Hamas-Israel conflicts) have led to significant sanctions by the United States, Europe and other countries against certain countries (as well as persons and companies connected with certain counties) and led to indirect adverse regional and global market, economic and other effects. It is difficult to accurately predict or foresee when events or conditions affecting the United States or global financial markets, economies, and issuers may occur, the effects of such events or conditions, potential escalations or expansions of these events, possible retaliations in response to sanctions or similar actions and the duration or ultimate impact of those events. There is an increased likelihood that these types of events or conditions can, sometimes rapidly and unpredictably, result in a variety of adverse developments and circumstances, such as reduced liquidity, supply chain disruptions and market volatility, as well as increased general uncertainty and broad ramifications for markets, economies, issuers, businesses in many sectors and societies globally. Energy markets can be particularly susceptible to these types of conditions and similar developments.

The value of, or income generated by, the investments held by the Company are subject to the possibility of rapid and unpredictable fluctuation, and loss. These movements may result from factors affecting individual companies, or from broader influences, including real or perceived changes in prevailing interest rates (which have risen recently and may continue to rise), changes in inflation rates or expectations about inflation rates (which are currently elevated relative to normal conditions), adverse investor confidence or sentiment, changing economic, political (including geopolitical), social or financial market conditions, increased instability or general uncertainty, environmental disasters, governmental actions, public health emergencies (such as the spread of infectious diseases, pandemics and epidemics), debt crises, actual or threatened wars or other armed conflicts (such as the current Russia-Ukraine and Hamas-Israel conflicts and their risk of expansion or collateral economic and other effects) or ratings downgrades, and other similar events, each of which may be temporary or last for extended periods. Moreover, changing economic, political, geopolitical, social, financial market or other conditions in one country or geographic region could adversely affect the value, yield and return of the investments held by the Company in a different country or geographic region and economies, markets and issuers generally because of the increasingly interconnected global economies and financial markets.

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

Changes in Interest Rates May Affect Net Investment Income

The Company’s debt investments may be based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of its interests and the rate of return on invested capital. The Company’s floating rate investments may be linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to the Company that are linked to LIBOR, or how such changes could affect the Company’s results of operations or financial condition. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on its overall financial condition or results of operations.

Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published on a representative basis. The ICE Benchmark Administration (“IBA”) ceased to publish the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings immediately following their publication on June 30, 2023. In the United States, the Alternative Reference Rate Committee, which is sponsored by the Board of Governors of the Federal Reserve System, has designated SOFR as the best rate to replace U.S. dollar LIBOR as a benchmark rate. SOFR is an overnight rate based on trade-level data from various segments of the U.S. Treasury repo market.

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

The current interest rate environment is magnifying the Company’s susceptibility to interest rate risk and may adversely affect the Company by diminishing yield and impacting performance. As of the date of this report, the Federal Reserve Board has increased interest rates several times since the beginning of 2022 and has signaled the possibility of further increases. It is difficult to accurately predict the pace at which the Federal Reserve Board will increase interest rates any further, or the timing, frequency or magnitude of any such increases, and the evaluation of macroeconomic and other conditions could cause a change in approach in the future. Any such changes could be sudden and unpredictable. Certain economic conditions and market environments will expose fixed-income and debt instruments to heightened volatility and reduced liquidity, which can negatively impact the Company’s performance or otherwise adversely impact the Company.

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

Possibility of the Need to Raise Additional Capital

The Company may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of the initial offering. Unfavorable economic conditions could increase the Company’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company will be required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to Stockholders to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

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

Unspecified Use of Proceeds

The proceeds of the initial offering were intended to be used to make investments. Stockholders of the Company are not expected to have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding all investments by the Company. No assurance can be given that the Company may be successful in obtaining suitable investments or that, if the investments are made, the objectives of the Company may be achieved.

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

The requirements of Section 404 require annual management assessments of the effectiveness of internal controls over financial reporting. The Company’s independent registered public accounting firm will not be required to formally attest to the effectiveness of its internal control over financial reporting until the later of (i) the year following its first annual report required to be filed with the SEC, (ii) the date the Company is no longer an emerging growth company under the JOBS Act, or (iii) the date the Company is no longer a non-accelerated filer. The Company, as a public entity, is required to complete its assessment in a timely manner. If the Company is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance following a listing, the Company’s operations, financial reporting or financial results could be adversely affected. Matters impacting internal controls may cause the Company to be unable to report its financial information on a timely basis and thereby subject the Company to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of the Company’s financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of the Company’s financial statements. Confidence in the reliability of the Company’s financial statements could also suffer if the Company or its independent registered public accounting firm were to report a material weakness in the Company’s internal controls over financial reporting.

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Company’s initial public offering of common equity securities, (ii) in which the Company has total annual gross revenue of at least $1.235 billion, or (iii) in which the Company is deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Company remains an “emerging growth company,” it will likely take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. It is not possible to predict if prospective investors will find the Common Stock less attractive because the Company will rely on some or all of these exemptions.

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

Like with operational risk in general, the Company has established risk management systems and business continuity plans designed to reduce the risks associated with cyber security. However, there are inherent limitations in these plans and systems, including that certain risks may not have been identified, in large part because different or unknown threats may emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because the Company does not directly control the cyber security systems of issuers in which the Company may invest, trading counterparties, or third party service providers to the Company. There is also a risk that cyber security breaches may not be detected. The Company and its Stockholders could be negatively impacted as a result. See “Item 1C. Cybersecurity.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company’s management, including the Company’s Chief Compliance Officer and the investment manager’s Global Chief Information Security Officer, are responsible for conducting a regulatory risk assessment which includes cybersecurity threats. Members of Company management possess relevant experience in various disciplines that are important to effectively managing cybersecurity related risks including Security Operations, Vulnerability Management, Network Security, Application and Cloud Security, and cybersecurity risk management. Management of the Company and the investment manager maintain compliance programs which include policies and procedures that are reasonably designed to address regulatory risks related to cybersecurity. The compliance programs include controls to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents impacting the Company; in addition to the compliance programs, a vendor oversight program is leveraged to monitor risks associated with relevant service providers including cybersecurity.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and internal auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Global Chief Information Security officer or their designee regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s Chief Compliance Officer (“CCO”), is responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks. Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

At December 31, 2023, the Company had total Capital Commitments of $253,879 (amount in thousands), of which 0% is unfunded.

Holders

As of March 12, 2024, there was one stockholder of record.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

The Company reimburses the Administrator and Advisor or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement and Advisory Agreement or otherwise. The Company expects our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Portfolio, Investment Activity And Results Of Operations

As of December 31, 2023, the Company had investments, excluding cash equivalents, in 25 portfolio companies across 13 industries. Based on fair value as of December 31, 2023, 76% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 76% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.7% as of December 31, 2023. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of December 31, 2023, the Company’s estimated weighted average total yield of investments in debt securities was 11.9%. Weighted average yields are based on interest rates as of December 31, 2023.

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

Investments at fair value and cost consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$97,624	$95,381	$143,434	$132,532
Second Lien Senior Secured	2,875	2,878	23,905	11,715
Senior Unsecured	42,712	40,061	28,502	25,562
Corporate Bonds	28,255	28,658	28,146	27,743
Common Stocks	359	263	—	—
Warrants	2,491	2,181	—	—
Short-Term Investments	46,543	46,553	32,640	32,650

Total investments	$220,859	$215,975	$256,627	$230,202

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
Automotive	13.3%	12.1%
Aviation Services	—	0.5%
Broadcasting	—	2.9%
Brokerage	—	2.9%
Building Materials	—	1.9%
Consumer Services	14.8%	11.1%
Diversified Manufacturing	1.1%	—
Entertainment	6.9%	7.5%
Financial Other	1.2%	—
Food and Beverage	—	2.6%
Gaming	—	1.9%
Healthcare	0.6%	3.1%
Insurance Life	4.3%	—
Packaging	2.1%	2.9%
Pharmaceuticals	1.0%	2.0%
Retailers	3.2%	11.5%
Technology	21.2%	20.0%
Treasury Bills	21.5%	14.2%
IT Services	5.6%	—
Wireless	3.2%	2.9%

Total	100.0%	100.0%

The distribution of the Company’s portfolio on the Advisor’s Internal Risk Rating System is as follows:

	December 31, 2023
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	214,762	99.4	25
Risk rating 3	1,213	0.6	1
Risk rating 4	—	—	—

	$215,975	100%	26

	December 31, 2022
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	217,461	94.5	27
Risk rating 3	12,741	5.5	1
Risk rating 4	—	—	—

	$230,202	100%	28

Consolidated Results Of Operations

The following table represents our operating results (amounts in thousands):

	For the Year Ended December 31, 2023	June 10, 2022 (date of inception) to December 31, 2022
Total investment income	$26,484	$10,886
Less: Net expenses	2,108	935

Net investment income (loss)	24,376	9,951

Net realized gain (loss)	(32,541)	42
Net change in unrealized appreciation (depreciation)	21,541	(19,837)

Net increase (decrease) in Net Assets resulting from operations	$13,376	$(9,844)

Investment income was as follows (amounts in thousands):

	For the Year Ended December 31, 2023	June 10, 2022 (date of inception) to December 31, 2022
Investment income:
Interest income	$19,546	$9,262
Payment in-kind interest	6,874	1,624
Other income	64	—

Total Investment Income	$26,484	$10,886

For the year ended December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $216 million as of December 31, 2023 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows (amounts in thousands):

	For the Year Ended December 31, 2023	June 10, 2022 (date of inception) to December 31, 2022
Expenses:
Management fee	$2,955	$1,574
Directors fees	245	192
Administration fee	355	191
Interest expense	469	—
Organization costs	—	1,153
Tax expense	22	264
Offering cost	10	10
Legal expenses	153	—
Other expenses	43	129
Recoupment of prior expenses paid by the Advisor	811	—

Total expenses	$5,063	$3,513

Waivers	(2,955)	(2,578)

Net expenses	$2,108	$935

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

For the year ended December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company did not incur any excise tax.

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

On June 19, 2023, the Company entered into the Credit Facility with Massachusetts Mutual Life Insurance Company under which the Company is permitted to borrow up to $150,000 (amount in thousands). As of December 31, 2023, the Company did not have any borrowings outstanding under the Credit Facility. A summary of the material terms of the Credit Facility is included in Part I, Item 1 of this Report.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows (amounts in thousands:

Unfunded Commitments	As of December 31, 2023
First Lien Senior Secured	$709

Unregistered Sales of Equity Securities

For the year ended December 31, 2023, the Company did not hold closings of its continuous Private Offering of Shares.

For the period June 10, 2022 (date of inception) through December 31, 2022, the Company held 2 closings of its continuous Private Offering of Shares. As a result, the total Shares issued and proceeds received related to such closings were as follows:

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

The following table summarizes distributions declared during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 22, 2023	May 22, 2023	May 24, 2023	$0.12
August 22, 2023	August 22, 2023	August 24, 2023	$0.19
November 17, 2023	November 17, 2023	November 21, 2023	$0.14
December 20, 2023	December 20, 2023	December 22, 2023	$0.54

The following table summarizes distributions declared during the period June 10, 2022 (date of inception) through December 31, 2022:

Date Declared	Record Date	Payment Date	Dividend Per Share
November 9, 2022	November 9, 2022	November 14, 2022	$0.17
December 23, 2022	December 23, 2022	December 29, 2022	$0.23

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

See Notes to the Consolidated Financial Statements—Note 3. Related Party Transactions.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of December 31, 2023, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(329)	$—	$(329)
Up 100 basis points	$1,316	$—	$1,316
Up 200 basis points	$2,632	$—	$2,632
Up 300 basis points	$3,949	$—	$3,949

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

Item 8. Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	53
Consolidated Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022	54
Consolidated Statements of Operations for the Year Ended December 31, 2023 and Period June 10, 2022 (date of inception) to December 31, 2022	55
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2023 and Period June 10, 2022 (date of inception) to December 31, 2022	56
Consolidated Statements of Cash Flows for the Year Ended December 31, 2023 and Period June 10, 2022 (date of inception) to December 31, 2022	57
Consolidated Schedules of Investments as of December 31, 2023 and December 31, 2022	58
Notes to Consolidated Financial Statements	61

Report of Independent Registered Public Accounting Firm
To the
Board of Directors and Shareholders of PIMCO Capital Solutions BDC Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of PIMCO Capital Solutions BDC Corp. and its subsidiaries (the “Company”)
as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2023, and for the period from June 10, 2022 (date of inception) to December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2023, and for the period from June 10, 2022 (date of inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian, brokers, and agent banks.
We believe that our audits provide a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
Kansas City, Missouri
March 12, 2024
We have served as the Company’s auditor
since 2022.
PCAOB ID: 238

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
As of December 31, 2023 and December 31, 2022
(Amounts in thousands, except share and per share)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $220,859 and $256,627, respectively)	$215,975	$230,202
Cash	2,306	800
Restricted cash	1,009	—
Interest receivable	2,428	2,968
Receivable for paydowns of investments	59	830
Organizational costs paid by Advisor	194	1,004
Deferred offering costs	—	10
Deferred financing fee	2,280	—
Due from affiliate	—	2

Total Assets	$224,251	$235,816

Liabilities
Due to affiliate	—	435
Interest payable	325	—
Accrued administration fee	87	94
Organizational costs payable to Advisor	1,153	1,153
Offering costs payable to Advisor	20	20
Directors fee reimbursement to Advisor	152	192
Accrued legal fee	153	—
Accrued commitment fee	171	—
Other payable	140	127

Total Liabilities	$2,201	$2,021

Commitments & Contingencies (Note 3 & 7)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 25,387,884 and 25,387,884 shares issued and outstanding, respectively	$25	$25
Paid-in-capital in excess of par	253,745	253,854
Distributable earnings (loss)	(31,720)	(20,084)

Total Net Assets	$222,050	$233,795

Total Liabilities and Net Assets	$224,251	$235,816

Net asset value per share	$8.75	$9.21

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)

		June 10, 2022 (date
	Year Ended	of inception) to
	December 31, 2023	December 31, 2022
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$19,546	$9,262
Payment in-kind interest	6,874	1,624
Other income	64	—

Total investment income	$26,484	$10,886

Expenses
Management fee	$2,955	$1,574
Directors fee	245	192
Administration fee	355	191
Interest expense	469	—
Organizational costs	—	1,153
Tax expense	22	264
Offering costs	10	10
Legal expenses	153	—
Other expenses	43	129
Recoupment of prior expenses paid by the Advisor	811	—

Total expenses	$5,063	$3,513
Less: Waivers (Note 3)	(2,955)	(2,578)

Net expenses	2,108	935
Net investment income (loss)	$24,376	$9,951

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(32,541)	42

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	21,541	(19,837)

Net realized and unrealized gains (losses)	(11,000)	(19,795)

Net Increase (Decrease) in Net Assets Resulting from Operations	$13,376	$(9,844)

Weighted average shares outstanding	25,387,884	22,911,164
Net Investment income (loss) per share (basic and diluted)	$0.96	$0.43
Earnings (loss) per share (basic and diluted)	$0.53	$(0.43)
The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)

		June 10, 2022 (date
	Year Ended	of inception) to
	December 31, 2023	December 31, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$24,376	$9,951
Net realized gain (loss)	(32,541)	42
Net change in unrealized appreciation (depreciation)	21,541	(19,837)

Net Increase (Decrease) in Net Assets Resulting from Operations	$13,376	$(9,844)

Distributions to stockholders from:
Distributable earnings	(25,121)	(10,240)

Total distributions to stockholders	(25,121)	(10,240)

Capital Share Transactions
Issuance of common shares	$—	$253,879

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$253,879

Total Increase (Decrease) in Net Assets	$(11,745)	$233,795

Net Assets
Beginning of period	$233,795	$—

End of period	$222,050	$233,795

Capital Share Activity
Shares issued	—	25,387,884

Net Increase (Decrease) in Shares Outstanding	—	25,387,884

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

		June 10, 2022 (date of
	Year Ended	inception) to December
	December 31, 2023	31, 2022
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$13,376	$(9,844)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(81,550)	(85,388)
Proceeds from sales of long-term securities	107,778	13,332
Sales (Purchases) of short-term portfolio investments, net	(12,407)	(31,869)
Net change in unrealized (appreciation) depreciation on investments	(21,541)	19,837
Net realized (gain) loss on investments	32,541	(42)
Payment in-kind interest	(6,874)	(1,624)
Net (accretion) on investments	(2,737)	(1,346)
Paydown (gain)	(212)	(68)
Amortization of deferred financing cost	144	—
Amortization of deferred offering costs	10	10
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	540	(2,968)
(Increase) decrease in organizational costs paid by Advisor	810	(1,004)
(Increase) decrease in deferred offering costs	—	(20)
(Increase) decrease in due from affiliate	2	(2)
Increase (decrease) in due to affiliate	(435)	435
Increase (decrease) in interest payable	325	—
Increase (decrease) in accrued administration fee	(7)	94
Increase (decrease) in organizational costs payable to Advisor	—	1,153
Increase (decrease) in offering costs payable to Advisor	—	20
Increase (decrease) in directors fee reimbursement to Advisor	(40)	192
Increase (decrease) in accrued legal fee	153	—
Increase (decrease) in accrued commitment fee	171	—
Increase (decrease) in other payable	13	127

Net cash provided by (used for) operating activities	$30,060	$(98,975)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	$—	$110,015
Distributions paid	(25,121)	(10,240)
Deferred financing fees paid	(2,424)	—

Net cash provided by (used for) financing activities	$(27,545)	$99,775

Net increase (decrease) in cash and restricted cash	2,515	800

Cash and restricted cash, beginning of period	800	—

Cash and restricted cash, end of period	$3,315	$800

Supplemental and Cash Flow Information:
Tax expenses paid during the period	$22	$264
Supplemental and Non-Cash Information:
Contributions of securities, at net fair value	—	143,864
Exchange of investments	12,900	—

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2023
(Amounts in thousands, except share amounts)

Investments (1)	Reference Rate	Interest	Maturity	Par Amount/			Percentage of
Non-Controlled, Non-Affiliated Investments	Spread (4)	Rate	Date	Shares	Cost	Fair Value	Net Assets
Debt Investments
First Lien Senior Secured Consumer Services
BCPE Empire Holdings, Inc. Extended Term Loan	SOFR + 4.750%	10.106%	12/11/2028	2,494	$2,496	$2,504	1.13%

Total Consumer Services					2,496	2,504	1.13%
Diversified Manufacturing
TK Elevator Midco GmbH Facility B1 Loan	SOFR + 3.928%	9.381%	07/30/2027	2,494	2,494	2,503	1.13%

Total Diversified Manufacturing					2,494	2,503	1.13%
Entertainment
AP Core Holdings II, LLC Term B-1 Loan	SOFR + 5.614%	10.970%	09/01/2027	2,165	2,140	2,124	0.96%
AP Core Holdings II, LLC Term B-2 Loan	SOFR + 5.614%	10.970%	09/01/2027	2,231	2,205	2,184	0.98%
PLNTF Holdings, LLC Initial Term Loan (8)	SOFR + 8.262%	13.633%	03/22/2026	11,116	10,989	10,671	4.80%

Total Entertainment					15,334	14,979	6.74%
Financial Other
Asurion, LLC B-8 Term Loan	SOFR + 3.364%	8.720%	12/23/2026	2,494	2,428	2,492	1.12%

Total Financial Other					2,428	2,492	1.12%
Healthcare
U.S. Renal Care, Inc. Closing Date Term Loan	SOFR + 5.356%	10.470%	06/20/2028	1,591	977	1,213	0.55%

Total Healthcare					977	1,213	0.55%
Insurance Life
Integrity Marketing Acquisition, LLC Delayed Draw Term Loan (3)	SOFR + 6.000%	11.388%	08/27/2026	3,691	3,691	3,671	1.65%
Integrity Marketing Acquisition, LLC Incremental Term Loan (3)	SOFR + 6.000%	11.388%	08/27/2026	5,528	5,417	5,498	2.48%

Total Insurance Life					9,108	9,169	4.13%
IT Services
Alorica, Inc. Term Loan (3)	SOFR + 6.875%	12.231%	12/21/2027	12,250	12,137	11,999	5.40%

Total IT Services					12,137	11,999	5.40%
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (8)	SOFR + 4.275%	9.631%	04/13/2029	2,203	2,122	2,215	1.00%
LABL, Inc. Initial Dollar Term Loan	SOFR + 5.100%	10.456%	10/29/2028	2,494	2,485	2,398	1.08%

Total Packaging					4,607	4,613	2.08%
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (8)	SOFR + 4.100%	9.448%	10/01/2027	2,238	2,221	2,182	0.98%

Total Pharmaceuticals					2,221	2,182	0.98%
Retailers
LBM Acquisition, LLC Initial Term Loan (8)	SOFR + 3.850%	9.206%	12/17/2027	2,222	2,207	2,201	0.99%
Rising Tide Holdings, Inc. FILO Term Loan (3)	SOFR + 9.000%	14.356%	06/01/2026	4,570	4,426	4,406	1.98%

Total Retailers					6,633	6,607	2.97%
Technology
Endurance International Group Holdings, Inc. Initial Term Loan	SOFR + 3.928%	9.422%	02/10/2028	6,894	6,594	6,772	3.05%
Mavenir Systems, Inc. Initial Term Loan (2)	SOFR + 5.012%	10.390%	08/18/2028	9,825	9,746	6,951	3.13%
McAfee Corp. Term Loan (8)	SOFR + 3.850%	9.193%	03/01/2029	2,352	2,241	2,348	1.06%
MH Sub I, LLC Term Loan	SOFR + 4.250%	9.606%	05/03/2028	2,494	2,405	2,456	1.11%
Planview Parent, Inc. Closing Date Term Loan (8)	SOFR + 4.262%	9.610%	12/17/2027	6,893	6,758	6,850	3.08%
Polaris Newco, LLC Dollar Term Loan	SOFR + 4.114%	9.470%	06/02/2028	2,400	2,331	2,371	1.07%
TIBCO Software, Inc. Dollar Term Loan B	SOFR + 4.600%	9.948%	03/30/2029	2,494	2,389	2,442	1.10%

Total Technology					32,464	30,190	13.60%
Wireless
Windstream Services, LLC Incremental Term Loan	SOFR + 4.100%	9.456%	02/23/2027	7,000	6,725	6,930	3.12%

Total Wireless					6,725	6,930	3.12%

Total First Lien Senior Secured					97,624	95,381	42.95%

Second Lien Senior Secured Technology
Altar BidCo, Inc. Initial Term Loan	SOFR + 5.600%	10.813%	02/01/2030	2,900	2,875	2,878	1.30%

Total Technology					2,875	2,878	1.30%

Total Second Lien Senior Secured					2,875	2,878	1.30%

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2023
(Amounts in thousands, except share amounts)

Investments (1)	Reference Rate	Interest	Maturity	Par Amount/			Percentage of
Non-Controlled, Non-Affiliated Investments	Spread (4)	Rate (5)	Date	Shares	Cost	Fair Value	Net Assets
Senior Unsecured
Consumer Services
LEAF Home Solutions Note (3)(6)(8)	N/A	12.000%	02/26/2027	32,235	$32,090	$29,526	13.30%

Total Consumer Services					32,090	29,526	13.30%
Technology
GCOM (3)(6) (9)	N/A	17.000%	02/16/2029	13,277	10,622	10,535	4.74%

Total Technology					10,622	10,535	4.74%

Total Senior Unsecured					42,712	40,061	18.04%

Total Debt Investments					143,211	138,320	62.29%

Corporate Bonds
Automotive
Rivian Holdings/Auto LLC 144A (2)	SOFR + 5.625%	11.493%	10/15/2026	28,601	28,255	28,658	12.91%

Total Automotive					28,255	28,658	12.91%

Total Corporate Bonds					28,255	28,658	12.91%

Common Stocks
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	N/A	25,000	359	263	0.12%

Total Retailers					359	263	0.12%

Total Common Stocks					359	263	0.12%

Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	09/08/2028	47,166	—	—	0.00%

Total Retailers					—	—	0.00%
Technology
GCOM (3)(7) (9)	N/A	N/A	08/11/2033	2,491,250	2,491	2,181	0.98%

Total Technology					2,491	2,181	0.98%

Total Warrants					2,491	2,181	0.98%

Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill	N/A	0.000%	01/02/2024	8,000	7,999	8,000	3.61%
U.S. Treasury Bill	N/A	4.820%	01/23/2024	6,200	6,180	6,181	2.78%
U.S. Treasury Bill	N/A	5.094%	02/20/2024	4,300	4,268	4,269	1.92%
U.S. Treasury Bill	N/A	5.096%	03/14/2024	27,200	26,911	26,918	12.12%
U.S. Treasury Bill	N/A	5.137%	03/28/2024	1,200	1,185	1,185	0.53%

Total U.S. Treasury Bills					46,543	46,553	20.96%

Total Short-Term Investments					46,543	46,553	20.96%

Total Non-Controlled, Non-Affiliated Investments					$220,859	$215,975	97.26%

Total Investments					$220,859	$215,975	97.26%

(1)	All investments are U.S. domiciled.
(2)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, total non-qualifying
assets at fair value represented 16.0% of the Company’s total net assets calculated in accordance with the 1940 Act.

(3)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Consolidated Financial Statements.
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of December 31, 2023, the reference rates for the floating rate loans were the 1 Month SOFR of 5.35%, 3 Month SOFR of 5.33% and 6 Month SOFR of 5.16%.

(5)	Interest rates on short-term investments are annualized.
(6)	All or a portion of the interest on this position is paid-in-kind (PIK)
(7)	Non-income producing security.
(8)	Pledged as collateral against the credit facility. See Note 4. Borrowings in the Notes to Consolidated Financial Statements for additional information.
(9)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2022
(Amounts in thousands)

Investments (1)(2)		Reference Rate	Interest	Maturity				Percentage of
Non-Controlled, Non-Affiliated Investments	Industry	Spread (5)	Rate (6)	Date	Par Amount	Cost	Fair Value	Net Assets
Debt Investments
First Lien Senior Secured
AP Core Holdings II, LLC Term B-1 Loan	Entertainment	LIBOR + 5.500%	9.884%	09/01/2027	$3,683	$3,632	$3,349	1.43%
AP Core Holdings II, LLC Term B-2 Loan	Entertainment	LIBOR + 5.500%	9.884%	09/01/2027	3,458	3,409	3,128	1.34%
AssuredPartners, Inc. 2020 February Refinancing Term Loan	Brokerage	LIBOR + 3.500%	7.884%	02/12/2027	6,964	6,637	6,780	2.90%
Caesars Resort Collection, LLC Term B Loan	Gaming	LIBOR + 2.750%	7.134%	12/23/2024	4,452	4,382	4,448	1.90%
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan	Packaging	SOFR + 4.275%	8.598%	04/13/2029	6,965	6,665	6,651	2.84%
Cornerstone Building Brands, Inc. Tranche B Term Loan (3)	Building Materials	LIBOR + 3.250%	7.568%	04/12/2028	4,835	4,778	4,361	1.87%
Endurance International Group Holdings, Inc. Initial Term Loan	Technology	LIBOR + 3.500%	7.717%	02/10/2028	6,965	6,602	6,286	2.69%
Gainwell Acquisition Corp. Term B Loan	Pharmaceuticals	LIBOR + 4.000%	8.730%	10/01/2027	4,900	4,854	4,612	1.97%
LBM Acquisition, LLC Initial Term Loan	Retailers	LIBOR + 3.750%	7.121%	12/17/2027	4,724	4,683	4,116	1.76%
Mavenir Systems, Inc. Initial Term Loan (3)	Technology	LIBOR + 4.750%	9.424%	08/18/2028	9,925	9,833	8,101	3.47%
McAfee Corp. Term Loan	Technology	SOFR + 3.850%	7.974%	03/01/2029	6,965	6,593	6,502	2.78%
Peraton Corp. Term B Loan	Technology	LIBOR + 3.750%	8.134%	02/01/2028	3,087	3,072	3,020	1.29%
PetSmart LLC Initial Term Loan	Retailers	LIBOR + 3.750%	8.130%	02/11/2028	6,982	6,686	6,854	2.93%
Planview Parent, Inc. Closing Date Term Loan	Technology	LIBOR + 4.000%	8.730%	12/17/2027	6,964	6,801	6,504	2.78%
PLNTF Holdings, LLC Initial Term Loan (4)	Entertainment	LIBOR + 8.000%	12.753%	03/22/2026	11,230	11,034	10,725	4.59%
Polaris Newco, LLC Dollar Term Loan	Technology	LIBOR + 4.000%	8.730%	06/02/2028	6,965	6,741	6,373	2.73%
Rising Tide Holdings, Inc. Initial Term Loan (4)	Retailers	LIBOR + 4.750%	9.485%	06/01/2028	9,850	9,759	4,679	2.00%
Sophia, L.P. Term Loan B	Technology	LIBOR + 3.500%	8.230%	10/07/2027	6,965	6,733	6,738	2.88%
Team Health Holdings, Inc. Non-Extended Term Loan	Healthcare	SOFR + 2.750%	7.134%	02/06/2024	6,963	6,513	5,988	2.56%
U.S. Foods, Inc. (aka U.S. Foodservice, Inc.) Incremental B-2019 Term Loan	Food and Beverage	LIBOR + 2.000%	6.384%	09/13/2026	6,004	5,858	5,957	2.55%
U.S. Renal Care, Inc. Initial Term Loan	Healthcare	LIBOR + 5.000%	9.438%	06/26/2026	1,891	1,857	1,067	0.46%
Univision Communications Inc. Initial Term Loan	Broadcasting	LIBOR + 3.250%	7.634%	01/31/2029	6,965	6,775	6,780	2.90%
Victoria’s Secret & Co. Initial Term Loan (3)	Retailers	LIBOR + 3.250%	7.983%	08/02/2028	2,908	2,882	2,835	1.21%
Windstream Services, LLC Incremental Term Loan (4)	Wireless	SOFR + 4.100%	8.423%	02/28/2027	7,000	6,655	6,678	2.86%

Total First Lien Secured						143,434	132,532	56.69%

Second Lien Senior Secured
Altar BidCo, Inc. Initial Term Loan	Technology	SOFR + 5.619%	10.512%	02/01/2030	2,900	2,872	2,489	1.06%
KKR Apple Bidco, LLC Initial Term Loan	Aviation Services	LIBOR + 5.750%	10.134%	09/21/2029	1,200	1,194	1,164	0.50%
Rising Tide Holdings, Inc. Initial Term Loan (4)	Retailers	LIBOR + 8.250%	12.985%	06/01/2029	21,500	19,839	8,062	3.45%

Total Second Lien Secured						23,905	11,715	5.01%
Senior Unsecured
LEAF Home Solutions Note PIK (4)	Consumer Services	N/A	12.000%	02/26/2027	28,689	28,502	25,562	10.93%

Total Senior Unsecured						28,502	25,562	10.93%

Total Debt Investments						195,841	169,809	72.63%

Corporate Bonds
Rivian Holdings/Auto LLC 144A (3)	Automotive	LIBOR + 5.625%	10.164%	10/15/2026	28,601	28,146	27,743	11.87%

Total Corporate Bonds						28,146	27,743	11.87%

Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill		N/A	3.44%	01/26/2023	8,000	7,978	7,980	3.41%
U.S. Treasury Bill		N/A	4.08%	03/09/2023	9,200	9,128	9,130	3.91%
U.S. Treasury Bill		N/A	4.12%	03/23/2023	600	594	594	0.25%
U.S. Treasury Bill		N/A	4.18%	03/30/2023	15,100	14,940	14,946	6.39%

Total U.S. Treasury Bills						32,640	32,650	13.96%

Total Short-Term Investments						32,640	32,650	13.96%

Total Non-Controlled, Non-Affiliated Investments						$256,627	$230,202	98.46%

Total Investments						$256,627	$230,202	98.46%

(1)	All investments are U.S. domiciled.
(2)	All debt investments are income-producing, unless otherwise noted.
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
December 31, 2023
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
As of December 31, 2023, the Company had total Capital Commitments of $253,879 (amount in thousands), of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Company on an ongoing basis. These fees and any other income are recognized as earned as a component of Other income, if applicable, on the Consolidated Statements of Operations. Certain commitment fees are deferred and included in Other Liabilities on the Consolidated Statements of Assets and Liabilities. The commitment fees are amortized over the life of the investment as other income.
Deferred Financing Fees
Deferred financing fees represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2023 and December 31, 2022, the Company had deferred financing costs of $2,280 and $0, respectively (amounts in thousands). These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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

Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of December 31, 2023 and December 31, 2022, $194 and $1,004, respectively (amounts in thousands), were recoverable by the Advisor for organizational expenses paid on the Company’s behalf and is recorded as “Organizational costs paid by Advisor” on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023 and December 31, 2022, $1,153 and $1,153, respectively (amounts in thousands), owed to the Advisor for organizational
expenses
paid on the Company’s behalf and is recorded as “Organizational costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of December 31, 2023 and December 31, 2022, there were $0 and $10, respectively (amounts in thousands), recoverable by the Advisor for offering costs paid on the Company’s behalf and were recorded as “Deferred offering costs” on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023 and December 31, 2022, there were $20 and $20, respectively (amounts in thousands), owed to the Advisor for offering costs paid on the Company’s behalf and were recorded as “Offering costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities
Other Expenses
All costs associated with consummated investments are included in the cost of such investments. Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of Other expenses on the Consolidated Statements of Operations. In addition, valuation, insurance, filing, research, consulting, subscriptions, directors’
out-of-pocket
expenses and other costs, are included as components of Other expenses on the Consolidated Statements of Operations and Other payables on the Statements of Assets and Liabilities.
Legal Expense
Legal expenses are related to ongoing reviews of and legal advice on filings, board materials and financing facility and regulatory matters of the Company. These expenses are included as Legal expenses on the Consolidated Statements of Operations and Legal expenses payable on the Consolidated Statements of Assets and Liabilities.
Cash, Foreign Currency and Restricted Cash
Cash is comprised of cash at the custodian bank. The consolidated financial statements of the Company are presented using the currency of the primary economic environment in which it operates. The functional and reporting currency for the Company is the U.S. dollar. Restricted cash is subject to a contractual restriction by a third party, including restriction of withdrawal and use until transferred to the operating account of the Company. The restricted cash is held at an account controlled by the Credit Facility servicer as disclosed in
Note 4. Borrowings.
Cash and restricted cash consisted of the following as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Cash	$2,306	$800
Restricted Cash	1,009	—

Total cash and restricted cash in the Consolidated Statement of Cash Flows	$3,315	$800

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
The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2023. As of December 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are the years 2022 and 2023 (with limited exceptions), assuming tax filings have been made for the year.
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
New Accounting Pronouncements
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
On July 26, 2023, the SEC adopted amendments intended to enhance and standardize disclosures related to cybersecurity. The amendments require timely disclosure of material cybersecurity incidents and annual disclosures related to cybersecurity risk management, strategy, and governance. The disclosures are effective beginning with annual reports for fiscal years ending on or after December 15, 2023. The Company adopted the disclosure requirements as of December 31, 2023 and no material cybersecurity incidents have been identified. Refer to
Item 1C. Cybersecurity
for additional information regarding the Company’s cybersecurity program and oversight.
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

For the year ended December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred a management fee of $2,955 and $1,574, respectively (amounts in thousands), of which 100% was waived by the Advisor.
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
For the year ended December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred an administration fee of $355 and $191, respectively (amounts in thousands).
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2025. During the year ended December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022, the Advisor paid directors fees on behalf of the Company. As of December 31, 2023 and December 31, 2022, $152 and $192, respectively (amounts in thousands), was reimbursable to the Advisor for directors fees and is recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
For the year ended December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company waived an organization cost of $0 and $1,004, respectively (amounts in thousands).
For the year ended December 31, 2023, the Advisor recouped $811 (amount in thousands) from the Company for prior expenses paid and were recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations.
Due to/from Affiliate
As of December 31, 2023 and December 31, 2022, the Company has $0 and $2, respectively (amounts in thousands), receivable from an affiliate for interest paid to the affiliate that is due to the Company and is included in “Due from affiliate” on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023 and December 31, 2022, the Company has $0 and $435, respectively (amounts in thousands), payable to an affiliate for interest received from the affiliate and is included in “Due to affiliate” on the Consolidated Statements of Assets and Liabilities.
Directors Fee
The Company compensates each of its Independent Directors for their services. Their compensation is included in Directors fee on the Consolidated Statements of Operations. The Independent Directors also receive reimbursement of reasonable out-of-pocket expenses
incurred in connection with attending each meeting, which are included as components of Other expenses on the Consolidated Statements of Operations and Other payables on the Statements of Assets and Liabilities.

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
made in reliance on such relief.
See
Note 1. Organization
for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2023 and December 31, 2022, the Company did not have any borrowings outstanding and, therefore, the asset coverage ratio is not applicable.
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
The facility bears interest at a rate of the applicable Benchmark plus (a) 2.85% for SOFR advances, and (b) 1.85% for an advance bearing interest at the alternate base rate which is a rate of interest per annum equal to the higher of (a) the Prime Rate in effect on such day; and (b) the Federal Funds Rate in effect on such day plus 0.5% per annum. The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of .40% per annum. The Minimum Usage Amount is (a) zero prior to June 19, 2024, and (b) an amount equal to 70% of the Maximum Facility Amount any date on or after June 19, 2024. The Unused Commitment Fee is disclosed as a component of interest expense on the Consolidated Statement of Operations. The Subsidiary also pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee of $5, an Agent Fee in an annual amount of $25, and a Rating fee of $175 for the initial rating and an annual fee of $45 thereafter (amounts in thousands).
The Credit Facility contains certain covenants including: (i) the Subsidiary acquiring a Debt Rating of
BBB-,
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of December 31, 2023, the Company is in compliance with these covenants.
Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cashflow are pledged as collateral for the Credit Facility.
In connection with the establishment of the loan facility, the Company paid upfront fees and incurred legal expenses of $2,424 (amount in thousands), which are being amortized into interest expense through the scheduled maturity date. The Company had $0 of outstanding borrowings as of December 31, 2023. Interest expense related to the borrowings and amortization of deferred financing costs are disclosed as a component of interest expense on the Consolidated Statements of Operations. For the year ended December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company had interest expense of $469 and $0, respectively, inclusive of amortization expense for deferred financing fees of $144 and $0, respectively, and unused commitment fees of $325 and $0, respectively (amounts in thousands).
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

Investments at fair value and cost consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$97,624	$95,381	$143,434	$132,532
Second Lien Senior Secured	2,875	2,878	23,905	11,715
Senior Unsecured	42,712	40,061	28,502	25,562
Corporate Bonds	28,255	28,658	28,146	27,743
Common Stocks	359	263	—	—
Warrants	2,491	2,181	—	—
Short-Term Investments	46,543	46,553	32,640	32,650

Total investments	$220,859	$215,975	$256,627	$230,202

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
Automotive	13.3%	12.1%
Aviation Services	—	0.5%
Broadcasting	—	2.9%
Brokerage	—	2.9%
Building Materials	—	1.9%
Consumer Services	14.8%	11.1%
Diversified Manufacturing	1.1%	—
Entertainment	6.9%	7.5%
Financial Other	1.2%	—
Food and Beverage	—	2.6%
Gaming	—	1.9%
Healthcare	0.6%	3.1%
Insurance Life	4.3%	—
Packaging	2.1%	2.9%
Pharmaceuticals	1.0%	2.0%
Retailers	3.2%	11.5%
Technology	21.2%	20.0%
Treasury Bills	21.5%	14.2%
IT Services	5.6%	—
Wireless	3.2%	2.9%

Total	100.0%	100.0%

As of December 31, 2023 and December 31, 2022, 100.0% of investments held were based in the United States.
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
The following tables summarize the fair value of the Company’s investments as of December 31, 2023 and December 31, 2022 (amounts in thousands):

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$69,807	$25,574	$95,381
Second Lien Senior Secured	—	2,878	—	2,878
Senior Unsecured	—	—	40,061	40,061
Corporate Bonds	—	28,658	—	28,658
Common Stocks	—	—	263	263
Warrants	—	—	2,181	2,181
Short-Term Investments	—	46,553	—	46,553

Total assets	$—	$147,896	$68,079	$215,975

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$110,450	$22,082	$132,532
Second Lien Senior Secured	—	3,653	8,062	11,715
Senior Unsecured	—	—	25,562	25,562
Corporate Bonds	—	27,743	—	27,743
Short-Term Investments	—	32,650	—	32,650

Total assets	$—	$174,496	$55,706	$230,202

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

The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands) for the year ended December 31, 2023 and the period June 10, 2022 (date of inception) to December 31, 2022:

		Net					Net Change in
	Beginning	Purchases		Net Sales	Accrued	Realized	Unrealized	Transfers	Tranfers	Ending
	Balance at	and	In-Kind	and	Discounts/	Gain/	Appreciation/	into Level	out of	Balance at
	12/31/2022	Drawdowns (1)	Contributions	Paydowns (2)	(Premiums)	(Loss)	(Depreciation)	3	Level 3	12/31/23
Term Loans First Lien Secured	$22,082	$24,928	$0	($5,380)	$177	($3,790)	$5,158	$0	($17,601)	$25,574
Term Loans Second Lien Secured	8,062	0	0	(5,945)	36	(13,930)	11,777	0	0	0
Term Loans Senior Unsecured	25,562	14,083	0	0	128	0	288	0	0	40,061
Common Stocks	0	359	0	0	0	0	(97)	1	0	263
Unlisted Warrants	0	2,492	0	0	0	0	(311)	0	0	2,181

Totals	$55,706	$41,862	$0	($11,325)	$341	($17,720)	$16,815	$1	($17,601)	$68,079

(1)	Purchases and Drawdowns may include securities received in corporate actions and restructurings.
(2)	Sales and Paydowns may include securities delivered in corporate actions and restructuring of investments.

		Net					Net Change in
	Beginning	Purchases		Net Sales	Accrued	Realized	Unrealized	Transfers	Tranfers	Ending
	Balance at	and	In-Kind	and	Discounts/	Gain/	Appreciation/	into Level	out of	Balance at
	6/10/2022	Drawdowns	Contributions	Paydowns	(Premiums)	(Loss)	(Depreciation)	3	Level 3	12/31/22
Term Loans First Lien Secured	$0	$6,650	$19,764	($107)	$41	$2	($4,268)	$0	$0	$22,082
Term Loans Second Lien Secured	0	5,022	13,874	0	43	0	(10,877)	0	0	8,062
Term Loans Senior Unsecured	0	1,625	26,981	0	50	0	(3,094)	0	0	25,562

Totals	$0	$13,297	$60,619	($107)	$134	$2	($18,239)	$0	$0	$55,706

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$25,574	Discounted Cash Flow	Discount Rate	10.67% - 16.39%	12.23%
Senior Unsecured	40,061	Discounted Cash Flow	Discount Rate	15.41% - 23.37%	17.50%
Common Stocks	263	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	17.25%/0.55x
Warrants	2,181	Comparable Multiple	EBITDA Multiple	n/a	10.00x

Total Assets	$68,079

	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$25,562	Discounted Cash Flow	Discount Rate	n/a	15.41%
Term Loans	6,678	Proxy Pricing	Base Price	n/a	$95.29
Term Loans	23,466	Third Party Vendor	Broker Quote	$37.50 - $95.50	$66.00

Total Assets	$55,706

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

7. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of December 31, 2023 and December 31, 2022, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies (amounts in thousands):

Portfolio Company	Investment Type	December 31, 2023
Integrity Marketing Acquisition, LLC	Revolver	$709
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
The Company did not hold a closing of the continuous Private Offering for the year ended December 31, 2023.
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

Distributions
For the year ended December 31, 2023, the Board declared the following distributions:
On May 24, 2023, the Company paid a dividend of $0.12 per share to stockholders of record as of May 22, 2023.
On August 24, 2023, the Company paid a dividend of $0.19 per share to stockholders of record as of August 22, 2023.
On November 21, 2023, the Company paid a dividend of $0.14 per share to stockholders of record as of November 17, 2023.
On December 22, 2023, the Company paid a dividend of $0.54 per share to stockholders of record as of December 20, 2023.
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
For the year ended December 31, 2023 and the period June 10, 2022 (date of inception) through December 31, 2022, no Share repurchase was offered or requested and no Shares were repurchased.
9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the year ended December 31, 2023 and the period June 10, 2022 (date of inception) to December 31, 2022 (amounts in thousands, except share and per share):

		June 10, 2022 (date of
	Year Ended	inception) to
	December 31, 2023	December 31, 2022
Net increase (decrease) in net assets resulting from operations	$13,376	$(9,844)
Weighted average shares of common stock oustanding -basic and diluted	25,387,884	22,911,164
Earnings (loss) per common share (basic and diluted)	$0.53	$(0.43)
10. Federal Tax Matters
For the period from June 10, 2022 (date of inception) through July 31, 2022, the Company had taxable corporation status under the Code whereupon it was liable for and paid $263,690 in federal and state income tax.
As of August 1, 2022, the Company has elected to qualify as a RIC under Subchapter M of the Code and distribute all of its taxable income and net realized gains, if applicable, to shareholders. Accordingly, no provision for Federal income taxes has been made for the periods after such election.
The Company may be subject to local withholding taxes, including those imposed on realized capital gains. Any applicable foreign capital gains tax is accrued daily based upon net unrealized gains, and may be payable following the sale of any applicable investments.
In accordance with U.S. GAAP, the Manager has reviewed the Company’s’ tax positions for all open tax years. As of December 31, 2023 and December 31, 2022, the Company has recorded no liability for net unrecognized tax benefits relating to uncertain income tax positions they have taken or expect to take in future tax returns.
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

As of December 31, 2023 and December 31, 2022, the components of distributable taxable earnings are as follows (amounts in thousands
†
):

PIMCO Capital Solutions BDC Corp.	Undistributed Ordinary Income (1)	Undistributed Long-Term Capital Gains	Net Tax Basis Unrealized Appreciation (Depreciation) (2)	Other Book-to-Tax Accounting Differences (3)	Accumulated Capital Losses (4)	Qualified Late-Year Loss Deferral – Capital (5)	Qualified Late-Year Loss Deferral – Ordinary (6)	Total Components of Distributable Earnings
December 31, 2023	$80	$0	$1,671	($959)	$(32,512)	$0	$0	($31,720)
December 31, 2022	$0	$0	($19,837)	($149)	$0	$0	$0	($19,986)
The Company, a fund is permitted to carry forward any capital losses for an unlimited period. Additionally, such capital losses that are carried forward will retain their character as either short-term or long-term capital losses. For the year ended December 31, 2023 and the period June 10, 2022 (date of inception) through December 31, 2022, the Company had the following post-effective capital losses with no expiration (amounts in thousands
†
):

PIMCO Capital Solutions BDC Corp.	Short-Term	Long-Term
December 31, 2023	$5,642	$26,870
December 31, 2022	$0	$0
As of December 31, 2023 and December 31, 2022, the aggregate cost and the net unrealized appreciation (depreciation) of investments for federal income tax purposes are as follows (amounts in thousands
†
):

PIMCO Capital Solutions BDC Corp.	Federal Tax Cost	Unrealized Appreciation	Unrealized (Depreciation)	Net Unrealized Appreciation (Depreciation) (7)
December 31, 2023	$224,758	$1,708	($6,625)	($4,917)
December 31, 2022	$257,994	$537	($26,963)	($26,426)
For the fiscal year ended December 31, 2023 and the fiscal period ended December 31, 2022, the Company made the following tax basis distributions (amounts in thousands
†
):

	December 31, 2023			December 31, 2022
	Ordinary Income Distributions (8)	Long-Term Capital Gain Distributions	Return of Capital (9)	Ordinary Income Distributions (8)	Long-Term Capital Gain Distributions	Return of Capital (9)
PIMCO Capital Solutions BDC Corp.	$24,791	$0	$329	$10,135	$41	$64

†	A zero balance may reflect actual amounts roundi n g to less than one thousand.
(1)	Includes undistributed short-term capital gains, if any.
(2)	Adjusted for open wash sale deferrals and for differences between book and tax unrealized gain/loss, if any.
(3)	Represents differences in income tax regulations and U.S. GAAP, mainly for organizational expenses.
(4)	Capital losses available to offset future net capital gains as shown below.
(5)
Capital losses realized during the year ended December 31, 2023 and the period June 10, 2022 (date of inception) through December 31, 2022 which the Company elected to defer to the following taxable year pursuant to income tax regulations.

(6)
Specified losses realized during the year ended December 31, 2023 and the period June 10, 2022 (date of inception) through December 31, 2022 which the Company elected to defer to the following taxable year pursuant to income tax regulations.

(7)	Primary differences, if any, between book and tax net unrealized appreciation (depreciation) on investments are attributable to wash sales, if applicable.
(8)	Includes short-term capital gains distributed, if any.
(9)
A portion of the distributions made represents a tax return of capital. Return of capital distributions have been reclassified from undistributed net investment income to paid-in
capital to more appropriately conform financial accounting to tax accounting.

11. Financial Highlights

		June 10, 2022 (date
	Year Ended	of inception) to
	December 31, 2023	December 31, 2022
Per share data:
Net asset value, beginning of period	$9.21	$—
Net investment income (loss) (1)	0.96	0.43
Net realized and unrealized gain (loss) on investment transactions (2)	(0.43)	(0.77)

Net increase (decrease) in net assets from operations (1)	0.53	(0.34)
Impact of issuance of common stock	—	10.00
Distributions declared (1)	(0.99)	(0.45)

Total increase (decrease) in net assets	(0.46)	9.21

Net asset value, end of period	$8.75	$9.21

Shares Outstanding, end of period	25,387,884	25,387,884
Total Return (3)	5.86%	(3.41)%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	2.13%	2.37%
Ratio of expenses to average net assets, net of waivers (4)(5)	0.88%	0.68%
Ratio of net investment income (loss) to average net assets (4)(5)	10.28%	7.91%
Net Assets, end of period	$222,050	$233,795
Weighted average shares outstanding	25,387,884	22,911,164
Total capital commitments, end of period	$253,879	$253,879
Portfolio turnover rate (6)	41.86%	7.28%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
(2)
Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value (“NAV”) per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to share transactions during the period.

(3)
Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized for period less than one year.

(4)	All expenses are annualized with the exception of organizational expenses.
(5)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(6)	Not annualized for period less than one year.
(7)	See Note 10 for the tax character of the distributable earnings.
12. Subsequent Events
Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. The Company has concluded that there are no other events requiring adjustment or disclosure in the consolidated financial statements except as discussed below.
On January 25, 2024, the Company repurchased 3,785,281.95 shares of common stock, par value $0.001 per share from PIMCO Capital Solutions US Feeder LP for $33,238 (amount in thousands) at $8.78 per share in accordance with its offer to repurchase (the “Tender Offer”) its own shares up to the amount of shares that could be repurchased with approximately $40,000 (amount in thousands). The Tender Offer expired on January 25, 2024 and $33,238 (amount in thousands) was paid to PIMCO Capital Solutions US Feeder LP on January 31, 2024.
Federal Income Tax Information (Unaudited)
As required by the Code and Treasury Regulations, if applicable, shareholders must be notified within 60 days of the Company’s fiscal year end regarding the status of qualified dividend income and the dividend received deduction.
Dividend Received Deduction
. Corporate shareholders are generally entitled to take the dividend received deduction on the portion of a fund’s dividend distribution that qualifies under tax law. The percentage of the Company’s fiscal 2023 ordinary income dividend that qualifies for the corporate dividend corporate dividend received deduction is set forth in the below table.

Qualified Dividend Income
. Under the Jobs and Growth Tax Relief Reconciliation Act of 2003, the percentage of ordinary dividends paid during the fiscal year ended December 31, 2023 that was designated as “qualified dividend income” as defined in the Jobs and Growth Tax Relief Reconciliation Act of 2003 subject to reduced tax rates in 2023 is set forth in the below table.
Qualified Interest Income and Qualified Short-Term Capital Gain (for
non-U.S.
resident shareholders only).
The ordinary dividends paid during the fiscal year ended December 31, 2023 set forth in the table below are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code, and therefore are reported as interest-related dividends, as defined in Section 871(k)(1)(C) of the Code. Further, the ordinary dividends paid during the fiscal year ended December 31, 2023 set forth in the table below are considered to be derived from “qualified short-term capital gain,” as defined in Section 871(k)(2)(D) of the Code, and therefore are reported as qualified short-term gain dividends, as defined by Section 871(k)(2)(C) of the Code.
Section
 163(j) Interest Dividends.
The Company intends to pass through the maximum amount allowable as Section 163(j) Interest defined in Proposed Treasury
Section 1.163(j)-1(b).
The 163(j) percentage of ordinary income distributions is set forth in the table below.

	Dividend Received Deduction %	Qualified Dividend Income %	Qualified Interest Income (000s) †	Qualified Short- Term Capital Gains (000s) †	163(j) Interest Dividends (000s) †
PIMCO Capital Solutions BDC Corp.	0%	0%	$26,494	$0	$0

†	A zero balance may reflect actual amounts rounding to less than one thousand.
Shareholders are advised to consult their own tax advisor with respect to the tax consequences of their investment in the Company. In January 2024, you will be advised on IRS Form
1099-DIV
as to the federal tax status of the dividends and distributions received by you in calendar year 2023.
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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its President (Principal Executive Officer) and Treasurer (Principal Financial Officer) and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

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

Board Meetings and Attendance

During 2023, including both regularly scheduled and special meetings, the Board met a total of five times, the Audit Oversight Committee met a total of six times, the Valuation Oversight Committee met a total of four times, and the Nominating and Corporate Governance Committee met a total of two times. During 2023, all Directors attended at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they served. The Company expects each director to make a diligent effort to attend all Board and committee meetings. The Company does not have a formal policy regarding director attendance at Board meetings or at annual meetings of stockholders.

Board of Directors and Executive Officers

Directors

The address for each director is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA, 92660.

Name	Birth Year	Position	Director Since	Class	Expiration of Term
Interested Directors
Rick LeBrun	1976	Interested Director	2022	II	2024
Independent Directors(1)
Debra W. Huddleston	1962	Independent Director	2022	III	2025
Anne K. Kratky	1961	Independent Director	2022	I	2026

(1)	Benedict Aitkenhead resigned from the Board effective December 15, 2023.

Executive Officers who are not Directors

The address for each executive officer is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA, 92660.

Name	Birth Year	Position
John W. Lane	1969	President
Keisha Audain-Pressley	1975	Chief Compliance Officer
Crystal Porter	1982	Treasurer
Wu-Kwan Kit	1981	Vice President, Senior Counsel and Secretary

Biographical Information

Directors

Interested Director

Rick LeBrun

Mr. LeBrun is a managing director and head of alternatives business management, located in the Newport Beach office. Previously, Mr. LeBrun was deputy general counsel, primarily responsible for the firm’s alternative funds and transactions. Prior to joining PIMCO in 2005, he was an associate with Ropes & Gray, focusing on investment management and private-equity-related matters. He has 21 years of legal experience and holds a J.D. from the University of Michigan Law School where he was admitted to the Order of the Coif. He received an undergraduate degree from Northwood University. He was admitted to the bar in Massachusetts and New York.

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

Keisha Audain-Pressley

Ms. Audain-Pressley is an executive vice president and deputy chief compliance officer in the New York office. She serves as the chief compliance officer for the PIMCO-sponsored U.S. registered funds, which includes open-end funds, exchange traded funds, closed-end funds and interval funds. Ms. Audain-Pressley is a member of the leadership team for the investment advisory compliance program and oversees the U.S. registered funds compliance program. Prior to joining PIMCO in 2011, she was a senior vice president and senior compliance officer at Neuberger Berman Management. Previously, Ms. Audain-Pressley was a chief compliance officer in Lehman

Brothers’ investment management division. In her prior roles, she was responsible for the compliance program of registered investment advisers that offered alternative investment products and served as a senior compliance officer for a registered investment adviser of open-end mutual funds. She has 21 years of industry experience and holds a J.D. from the Syracuse University College of Law and a Master of Public Administration from the Maxwell School at Syracuse University. She also received an undergraduate degree from Syracuse University.

Crystal Porter

Ms. Porter is a senior vice president in the Newport Beach office, focusing on the financial accounting, reporting and operations for alternative funds. Prior to joining PIMCO in 2014, she was a senior manager in the investment management practice at PricewaterhouseCoopers, with a focus on hedge and private equity fund audits. She has 19 years of investment and financial services experience and holds an undergraduate degree in business economics with an emphasis in accounting from the University of California, Santa Barbara.

Wu-Kwan Kit

Ms. Kit is a senior vice president and senior counsel in the legal and compliance department in the Newport Beach office. She provides legal support primarily to PIMCO’s 1940 Act registered funds business. Prior to joining PIMCO in 2016, she was an assistant general counsel at VanEck. Previously, she was an associate in the investment management department at Schulte Roth & Zabel LLP. She has 16 years of legal experience and holds an undergraduate degree from the University of Pennsylvania and a J.D. from the University of Pennsylvania Law School. She is a member of the New York bar.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

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

Valuation Oversight Committee.

The Valuation Oversight Committee is currently composed of all Independent Directors. Debra W. Huddleston is the Chair of the Valuation Oversight Committee, effective as of February 28, 2024. The Valuation Oversight Committee has been delegated responsibility by the Board for overseeing determination of the fair value of the Company’s portfolio securities and other assets on behalf of the Board in accordance with the Company’s valuation procedures. The Valuation Oversight Committee reviews and approves procedures for the fair valuation of the Company’s portfolio securities and periodically reviews information from PIMCO regarding fair value determinations made pursuant to Board-approved procedures, and makes related recommendations to the full Board and assists the full Board in resolving particular fair valuation and other valuation matters. In certain circumstances as specified in the Company’s valuation policies, the Valuation Oversight Committee may also determine the fair value of portfolio holdings after consideration of all relevant factors, which determinations shall be reported to the full Board.

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

Item 11. Executive Compensation

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business will be provided by individuals who are employees of the Advisor, the Administrator or their respective affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement, as applicable. The Company’s day-to-day investment and administrative operations is managed by the Advisor, the Administrator, and their respective affiliates. None of the Company’s executive officers will receive direct compensation from the Company. See “Business — Advisory Agreement” and “Certain Relationships and Related Transactions.”

Compensation of Directors

Each of the Company’s Independent Directors will receive an annual retainer fee of $150 (amount in thousands). The Chair of the Audit Oversight Committee receives an additional $20 (amount in thousands) for service as the Chair of the Audit Oversight Committee. The Co-Chairs of the Governance and Nominating Committee receive an additional $5 (amount in thousands) each for service as the Co-Chairs of the Governance and Nominating Committee. The Chair of the Valuation Oversight Committee receives an additional $15 (amount in thousands) for service as the Chair of the Valuation Oversight Committee. The Independent Directors also receive reimbursement of reasonable out-of-pocket expenses incurred expenses incurred in connection with attending each regular Board meeting, each special meeting, and each committee meeting attended. No compensation is expected to be paid to directors who are “interested persons” with respect to us, as such term is defined in Section 2(a)(19) of the 1940 Act.

The table below sets forth the compensation received by each director from the Company for the year ended December 31, 2023 (amounts in thousands).

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation ($)
Interested Director
Rick LeBrun	—	—	—	—	—	—	—
Independent Directors(1)
Debra W. Huddleston	$77,500	—	—	—	—	—	$77,500
Anne K. Kratky	$85,000	—	—	—	—	—	$85,000

(1)	Benedict Aitkenhead resigned from the Board effective December 15, 2023.

A former Independent Director of the Company received compensation of $82,500.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 12, 2024, certain ownership information with respect to the Company’s Common Stock for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of the Company’s outstanding shares of Common Stock and all officers and directors, as a group. Unless otherwise indicated, the address for each director and executive officer is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA, 92660.

Name and address	Type of ownership		Shares owned	Percentage
Interested Directors
Rick LeBrun	N/A		—	*
Independent Directors (1)
Debra W. Huddleston	N/A		—	*
Anne K. Kratky	N/A		—	*
Executive Officers
John W. Lane	N/A		—	*
Keisha Audain-Pressley	N/A		—	*
Crystal Porter	N/A		—	*
Wu-Kwan Kit	N/A		—	*
All Directors and Executive Officers as a Group (7 persons)	N/A		—	*
Principal Stockholders (2)
Pacific Investment Management Company LLC	Beneficial	(3)	21,602,602	100%

*	Represents less than 1.0%.
(1)	Benedict Aitkenhead resigned from the Board effective December 15, 2023.
(2)	The address for each five percent stockholder is c/o Pacific Investment Management Company LLC, 650 Newport Center Drive, Newport Beach, CA, 92660.
(3)

PIMCO has sole voting power. The securities reported in the table above are held by certain funds and accounts for which PIMCO serves as investment manager: (i) PIMCO Tactical Opportunities Master Fund Ltd., which indirectly holds 15,387,434 shares of Common Stock, (ii) PIMCO OP Trust Flexible Credit Fund, L.P., which indirectly holds 3,785,282 shares of Common Stock, and (iii) PIMCO Private Income Fund II LP, which indirectly holds 6,215,168 shares of Common Stock. The securities reported are directly held by PIMCO Capital Solutions US Feeder LP. All information is as of December 31, 2023.

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

Advisory Agreement

On June 30, 2022, the Company entered into an Advisory Agreement. For the year ended December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred a management fee of $2,955 and $1,574, respectively (amounts in thousands), of which 100% was waived by the Advisor.

Conflicts of Interest

From time to time, potential and actual conflicts of interest may arise between an investment professional’s management of the investments of the Company, on the one hand, and the management of other accounts, on the other. Potential and actual conflicts of interest may also arise as a result of the Advisor’s other business activities and the Advisor’s possession of material non-public information about an issuer. Other accounts managed by an investment professional might have similar investment objectives or strategies as the Company or otherwise hold, purchase, or sell securities that are eligible to be held, purchased or sold by the Company. The other accounts might also have different investment objectives or strategies than the Company. Potential and actual conflicts of interest may also arise as a result of the Advisor serving as investment adviser to accounts that invest in the Company. In this case, such conflicts of interest could in theory give rise to incentives for the Advisor to, among other things, vote proxies or other consents of the Company in a manner beneficial to the investing account but detrimental to the Company. Conversely, the Advisor’s duties to the Company, as well as regulatory or other limitations applicable to the Company, may affect the courses of action available to the Advisor-advised accounts (including certain funds) that invest in the Company in a manner that is detrimental to such investing accounts. In addition, regulatory restrictions, actual or potential conflicts of interest or other considerations may cause the Advisor to restrict or prohibit participation in certain investments.

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

Administration Agreement

On June 30, 2022, the Company entered into an Administration Agreement with PIMCO in its capacity as Administrator. Pacific Investment Management Company LLC also serves as the Company’s Advisor. For the year ended December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred an administration fee of $355 and $191, respectively (amounts in thousands).

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

As of December 31, 2023 and December 31, 2022, the amount of Expense Payments provided by the Advisor since inception was $248 and $192, respectively (amounts in thousands). The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Agreement (amounts in thousands):

	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
For the Year Ended December 31, 2023	$248	$—	$248	December 31, 2025

For the Period Ended December 31, 2022	$192	$—	$192	December 31, 2025

Promoters and Certain Control Persons

The Advisor may be deemed a promoter of the Company. The Company has entered into the Advisory Agreement with the Advisor. The Advisor, for its services to the Company, is entitled to receive Management Fees.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP for professional services performed for the Company’s year ended December 31, 2023 and period from June 10, 2022 (date of inception) to December 31, 2022 (amounts in thousands):

	Year Ended December 31, 2023	June 10, 2022 (date of inception) through December 31, 2022
Audit Fees	$260	$190

Total Fees	$260	$190

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of the Company’s financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Oversight Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Advisor and any affiliates thereof that provide services to the Company, if such non-audit services are directly related to the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)	Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1*	Amended and Restated Certificate of Incorporation

3.2*	By-Laws

4.1****	Description of Securities

10.1*	Form of Investment Advisory Agreement

10.2*	Form of Administration Agreement

10.3*	Form of Expense Support and Conditional Reimbursement Agreement

10.4*	Form of Custody Agreement

10.5*	Dividend Reinvestment Plan

10.6*	Form of Fee Waiver Agreement

10.7*	Form of Transfer Agreement, dated June 29, 2022

10.8*	Form of Transfer Agreement, dated June 30, 2022

10.9***	Loan and Servicing Agreement among Topaz CS LLC, as Holdings, Amber CS LLC, as the Borrower, Opal CS LLC, Quartz CS LLC, and the other Subsidiary Guarantors from time to time party hereto, as the Subsidiary Guarantors, Massachusetts Mutual Life Insurance Company and MassMutual Ascend Life Insurance Company, each as an Initial Lender, the other Lenders from time to time party hereto, Massachusetts Mutual Life Insurance Company, as the Administrative Agent, Amber CS LLC, as the Portfolio Asset Servicer, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, and Massachusetts Mutual Life Insurance Company as the Collateral Custodian, dated as of June 19, 2023.

14.1**	Code of Ethics of Registrant

14.2**	Code of Ethics of Pacific Investment Management Company LLC

21.1****	Subsidiaries

24.1**	Power of Attorney for John W. Lane

24.2**	Power of Attorney for Crystal Porter

24.3**	Power of Attorney for Richard R. LeBrun, Jr.

24.5**	Power of Attorney for Debra W. Huddleston

24.6**	Power of Attorney for Anne K. Kratky

31.1****	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2****	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1****	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	Inline XBRL Instance Document

101.SCH****	Inline XBRL Taxonomy Extension Schema

101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-56438), filed on July 11, 2022 and incorporated herein by reference.
**	Previously filed as an exhibit to Company’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.
***	Previously filed as an exhibit to Company’s Form 8-K filed on June 22, 2023 and incorporated herein by reference.
****	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2024	PIMCO CAPITAL SOLUTIONS BDC CORP.

	By:	/s/ John W. Lane*
John W. Lane
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 12, 2024	By:	/s/ John W. Lane*
John W. Lane
President

Date: March 12, 2024	By:	/s/ Crystal Porter*
Crystal Porter
Treasurer

Date: March 12, 2024	By:	/s/ Rick LeBrun*
Rick LeBrun
Director

Date: March 12, 2024	By:	/s/ Debra W. Huddlestone*
Debra W. Huddlestone
Director

Date: March 12, 2024	By:	/s/ Anne K. Kratky*
Anne K. Kratky
Director

	*By:	/s/ William J. Bielefeld
William J. Bielefeld
as attorney-in-fact

*	Pursuant to power of attorney previously filed as an exhibit to the Company’s Form 10-K filed on March 24, 2023.