Form 10-Q
period 2024-03-31
PIMCO Capital Solutions BDC Corp.
filed 2024-05-10
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:
814-01549

PIMCO Capital Solutions BDC Corp.
(Exact name of registrant as specified in its charter)

Delaware	87-4705230
(State of incorporation)	(I.R.S. Employer Identification No.)
650 Newport Center Drive
Newport Beach
,
CA
92660
(Address of principal executive offices)
(
949
)
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
of the Exchange Act).  Yes ☐ No ☒
The issuer had 21,602,602 shares of common stock, $0.001 par value per share, outstanding as of May 10, 2024.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)

	March 31, 2024
	(Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $195,368 and $220,859, respectively)	$191,906	$215,975
Cash	97	2,306
Restricted cash	1,172	1,009
Interest receivable	2,096	2,428
Receivable for paydowns of investments	92	59
Organizational costs paid by Advisor	107	194
Deferred financing fee	2,216	2,280

Total Assets	$197,686	$224,251

Liabilities
Interest payable	115	325
Accrued administration fee	75	87
Organizational costs payable to Advisor	1,152	1,153
Offering costs payable to Advisor	20	20
Directors fee reimbursement to Advisor	112	152
Accrued legal fee	216	153
Accrued commitment fee	205	171
Other payable	234	140

Total Liabilities	$2,129	$2,201

Commitments & Contingencies (Note 7)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 21,602,602 and 25,387,884 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$22	$25
Paid-in-capital in excess of par	220,619	253,745
Distributable earnings (loss)	(25,084)	(31,720)

Total Net Assets	$195,557	$222,050

Total Liabilities and Net Assets	$197,686	$224,251

Net asset value per share	$9.05	$8.75

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$3,503	$3,640
Payment in-kind interest	2,451	2,514
Other income	24	—

Total investment income	$5,978	$6,154

Expenses
Management fee	$649	$729
Directors fee	43	62
Administration fee	75	88
Interest expense	219	—
Offering costs	—	5
Legal expenses	63	—
Other expenses	126	32
Recoupment of prior expenses paid by the Advisor	86	99

Total expenses	$1,261	$1,015
Less: Waivers (Note 3)	(649)	(729)

Net expenses	612	286
Net investment income (loss)	$5,366	$5,868

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(43)	(17,751)

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	1,422	17,594

Net realized and unrealized gains (losses)	1,379	(157)

Net Increase (Decrease) in Net Assets Resulting from Operations	$6,745	$5,711

Weighted average shares outstanding (basic and diluted)	22,600,919	25,387,884
Net Investment income (loss) per share (basic and diluted)	$0.24	$0.23
Earnings (loss) per share (basic and diluted)	$0.30	$0.22
The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$5,366	$5,868
Net realized gain (loss)	(43)	(17,751)
Net change in unrealized appreciation (depreciation)	1,422	17,594

Net Increase (Decrease) in Net Assets Resulting from Operations	$6,745	$5,711

Capital Share Transactions
Redemption of common shares	$(33,238)	$—

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(33,238)	$—

Total Increase (Decrease) in Net Assets	$(26,493)	$5,711

Net Assets
Beginning of period	$222,050	$233,795

End of period	$195,557	$239,506

Capital Share Activity
Shares redeemed	(3,785,282)	—

Net Increase (Decrease) in Shares Outstanding	(3,785,282)	—

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$6,745	$5,711
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(4,900)	(12,375)
Proceeds from sales of long-term securities	10,605	17,041
Sales (Purchases) of short-term portfolio investments, net	22,823	(6,498)
Net change in unrealized (appreciation) depreciation on investments	(1,422)	(17,594)
Net realized (gain) loss on investments	43	17,751
Payment in-kind interest	(2,451)	(2,514)
Net (accretion) on investments	(619)	(611)
Paydown (gain)	(10)	(77)
Amortization of deferred financing cost	67	—
Amortization of deferred offering costs	—	5
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	332	84
(Increase) decrease in paydown receivable	(33)	—
(Increase) decrease in organizational costs paid by Advisor	87	99
(Increase) decrease in due from affiliate	—	(177)
Increase (decrease) in due to affiliate	—	(435)
Increase (decrease) in interest payable	(210)	—
Increase (decrease) in accrued administration fee	(12)	(6)
Increase (decrease) in organizational costs payable to Advisor	(1)	—
Increase (decrease) in directors fee reimbursement to Advisor	(40)	62
Increase (decrease) in accrued legal fee	63	—
Increase (decrease) in accrued commitment fee	34	—
Increase (decrease) in other payable	94	32

Net cash provided by (used for) operating activities	$31,195	$498

Cash Flows From Financing Activities:
Redemption of common shares	$(33,238)	—
Deferred financing fees paid	(3)	—

Net cash provided by (used for) financing activities	$(33,241)	$—

Net increase (decrease) in cash and restricted cash	(2,046)	498

Cash and restricted cash, beginning of period	3,315	800

Cash and restricted cash, end of period	$1,269	$1,298

Supplemental and Cash Flow Information:
Interest paid during the period	$362	$—

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Consumer Services
BCPE Empire Holdings, Inc. Term Loan (8)	SOFR + 4.000%	9.330%	12/11/2028	2,494	$2,496	$2,499	1.28%

Total Consumer Services					2,496	2,499	1.28%
Diversified Manufacturing
TK Elevator Midco GmbH Facility B2 Loan (8)	SOFR + 3.500%	9.081%	04/30/2030	2,488	2,487	2,498	1.28%

Total Diversified Manufacturing					2,487	2,498	1.28%
Entertainment
AP Core Holdings II, LLC Term B-1 Loan	SOFR + 5.614%	10.945%	09/01/2027	2,134	2,112	2,097	1.07%
AP Core Holdings II, LLC Term B-2 Loan	SOFR + 5.614%	10.945%	09/01/2027	2,231	2,207	2,189	1.12%
PLNTF Holdings, LLC Initial Term Loan (8)	SOFR + 8.262%	13.590%	03/22/2026	11,087	10,977	11,018	5.63%

Total Entertainment					15,296	15,304	7.82%
Financial Other
Asurion, LLC B-8 Term Loan (8)	SOFR + 3.364%	8.692%	12/23/2026	2,487	2,427	2,443	1.25%

Total Financial Other					2,427	2,443	1.25%
Healthcare
U.S. Renal Care, Inc. Closing Date Term Loan	SOFR + 5.356%	10.442%	06/20/2028	1,587	993	1,383	0.71%

Total Healthcare					993	1,383	0.71%
Insurance Life
Integrity Marketing Acquisition, LLC Delayed Draw Term Loan (3)	SOFR + 6.000%	11.343%	08/27/2026	3,682	3,682	3,682	1.88%
Integrity Marketing Acquisition, LLC Incremental Term Loan (3)	SOFR + 6.000%	11.343%	08/27/2026	5,514	5,404	5,514	2.82%

Total Insurance Life					9,086	9,196	4.70%
IT Services
Alorica, Inc. Term Loan (3)	SOFR + 6.875%	12.205%	12/21/2027	11,690	11,591	11,562	5.91%

Total IT Services					11,591	11,562	5.91%
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (8)	SOFR + 4.275%	9.105%	04/13/2029	2,197	2,120	2,203	1.13%
LABL, Inc. Initial Dollar Term Loan	SOFR + 5.100%	10.430%	10/29/2028	2,487	2,480	2,441	1.25%

Total Packaging					4,600	4,644	2.38%
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (8)	SOFR + 4.100%	9.409%	10/01/2027	2,232	2,217	2,139	1.09%

Total Pharmaceuticals					2,217	2,139	1.09%
Retailers
LBM Acquisition, LLC Initial Term Loan (8)	SOFR + 3.850%	9.177%	12/17/2027	2,216	2,202	2,215	1.13%
Rising Tide Holdings, Inc. FILO Term Loan (3)	SOFR + 9.000%	14.327%	06/01/2026	4,570	4,436	4,429	2.27%

Total Retailers					6,638	6,644	3.40%
Technology
Endurance International Group Holdings, Inc. Initial Term Loan (8)	SOFR + 3.928%	9.422%	02/10/2028	6,876	6,593	6,727	3.44%
Mavenir Systems, Inc. Initial Term Loan (2)	SOFR + 5.012%	10.335%	08/18/2028	9,800	9,726	7,011	3.59%
McAfee Corp. Term Loan (8)	SOFR + 3.850%	9.176%	03/01/2029	2,346	2,240	2,348	1.20%
MH Sub I, LLC Term Loan (8)	SOFR + 4.250%	9.580%	05/03/2028	2,487	2,403	2,476	1.27%
Planview Parent, Inc. Closing Date Term Loan (8)	SOFR + 4.262%	9.564%	12/17/2027	6,876	6,747	6,868	3.51%
Polaris Newco, LLC Dollar Term Loan	SOFR + 4.262%	9.574%	06/02/2028	2,394	2,328	2,373	1.21%
TIBCO Software, Inc. Dollar Term Loan B (8)	SOFR + 4.600%	9.909%	03/30/2029	2,487	2,387	2,479	1.27%

Total Technology					32,424	30,282	15.49%
Wireless
Windstream Services, LLC Incremental Term Loan	SOFR + 4.100%	9.430%	02/23/2027	7,000	6,745	6,930	3.54%

Total Wireless					6,745	6,930	3.54%

Total First Lien Senior Secured					97,000	95,524	48.85%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
Second Lien Senior Secured
Chemicals
K2 Pure Solutions Nocal Holding Term Loan (3)(6)	N/A	17.000%	01/30/2029	5,057	$4,645	$4,631	2.37%

Total Chemicals					4,645	4,631	2.37%
Technology
Altar BidCo, Inc. Initial Term Loan	SOFR + 5.600%	10.399%	02/01/2030	2,900	2,875	2,872	1.47%

Total Technology					2,875	2,872	1.47%

Total Second Lien Senior Secured					7,520	7,503	3.84%

Senior Unsecured
Consumer Services
LEAF Home Solutions Note (3)(6)(8)	N/A	12.000%	02/26/2027	34,170	33,927	32,208	16.47%

Total Consumer Services					33,927	32,208	16.47%
Technology
GCOM (3)(6)(9)	N/A	17.000%	02/16/2029	13,848	11,262	10,980	5.61%

Total Technology					11,262	10,980	5.61%

Total Senior Unsecured					45,189	43,188	22.08%

Total Debt Investments					149,709	146,215	74.77%

Corporate Bonds
Automotive
Rivian Holdings/Auto LLC 144A (2)	SOFR + 5.625%	11.493%	10/15/2026	18,601	18,394	18,800	9.61%

Total Automotive					18,394	18,800	9.61%

Total Corporate Bonds					18,394	18,800	9.61%

Common Stocks
Chemicals
K2 Propco Class S Units (3)	N/A	N/A	N/A	897	285	285	0.15%
K2 Pure Solutions Class S Units (3)	N/A	N/A	N/A	113	36	36	0.02%

Total Chemicals					321	321	0.17%
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	N/A	25,000	359	263	0.13%

Total Retailers					359	263	0.13%

Total Common Stocks					680	584	0.30%

Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	09/08/2028	47,166	—	—	0.00%

Total Retailers					—	—	0.00%
Technology
GCOM (3)(7)(9)	N/A	N/A	08/11/2033	2,491,250	2,491	2,212	1.13%

Total Technology					2,491	2,212	1.13%

Total Warrants					2,491	2,212	1.13%

Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill	N/A	4.660%	04/09/2024	1,124	1,123	1,123	0.57%
U.S. Treasury Bill	N/A	5.133%	05/02/2024	2,600	2,588	2,588	1.32%
U.S. Treasury Bill	N/A	5.195%	05/21/2024	1,700	1,688	1,688	0.86%
U.S. Treasury Bill	N/A	5.215%	05/30/2024	1,100	1,091	1,091	0.56%
U.S. Treasury Bill	N/A	5.128%	06/04/2024	5,200	5,152	5,152	2.64%
U.S. Treasury Bill	N/A	5.195%	06/13/2024	7,500	7,420	7,421	3.80%
U.S. Treasury Bill	N/A	5.222%	07/02/2024	5,100	5,032	5,032	2.57%

Total U.S. Treasury Bills					24,094	24,095	12.32%

Total Short-Term Investments					24,094	24,095	12.32%

Total Non-Controlled, Non-Affiliated Investments					$195,368	$191,906	98.13%

Total Investments					$195,368	$191,906	98.13%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of March 31, 2024
(Amounts in thousands)
(Unaudited)

(1)	All investments are U.S. domiciled.
(2)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, total non-qualifying assets at fair value represented 13.2% of the Company’s total net assets calculated in accordance with the 1940 Act.

(3)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements.
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of March 31, 2024, the reference rates for the floating rate loans were the 1 Month SOFR of 5.33%, 3 Month SOFR of 5.30% and 6 Month SOFR of 5.22%.

(5)	Interest rates on short-term investments are annualized.
(6)	All or a portion of the interest on this position is paid-in-kind (PIK).
(7)	Non-income producing security.
(8)	Pledged as collateral against the credit facility. See Note 4. Borrowings in the Notes to Unaudited Consolidated Financial Statements for additional information.
(9)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3. Related Party Transactions in the Notes to Unaudited Consolidated Financial Statements.

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2023
(Amounts in thousands)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Consumer Services
BCPE Empire Holdings, Inc. Extended Term Loan	SOFR + 4.750%	10.106%	12/11/2028	2,494	$2,496	$2,504	1.13%

Total Consumer Services					2,496	2,504	1.13%
Diversified Manufacturing
TK Elevator Midco GmbH Facility B1 Loan	SOFR + 3.928%	9.381%	07/30/2027	2,494	2,494	2,503	1.13%

Total Diversified Manufacturing					2,494	2,503	1.13%
Entertainment
AP Core Holdings II, LLC Term B-1 Loan	SOFR + 5.614%	10.970%	09/01/2027	2,165	2,140	2,124	0.96%
AP Core Holdings II, LLC Term B-2 Loan	SOFR + 5.614%	10.970%	09/01/2027	2,231	2,205	2,184	0.98%
PLNTF Holdings, LLC Initial Term Loan (8)	SOFR + 8.262%	13.633%	03/22/2026	11,116	10,989	10,671	4.80%

Total Entertainment					15,334	14,979	6.74%
Financial Other
Asurion, LLC B-8 Term Loan	SOFR + 3.364%	8.720%	12/23/2026	2,494	2,428	2,492	1.12%

Total Financial Other					2,428	2,492	1.12%
Healthcare
U.S. Renal Care, Inc. Closing Date Term Loan	SOFR + 5.356%	10.470%	06/20/2028	1,591	977	1,213	0.55%

Total Healthcare					977	1,213	0.55%
Insurance Life
Integrity Marketing Acquisition, LLC Delayed Draw Term Loan (3)	SOFR + 6.000%	11.388%	08/27/2026	3,691	3,691	3,671	1.65%
Integrity Marketing Acquisition, LLC Incremental Term Loan (3)	SOFR + 6.000%	11.388%	08/27/2026	5,528	5,417	5,498	2.48%

Total Insurance Life					9,108	9,169	4.13%
IT Services
Alorica, Inc. Term Loan (3)	SOFR + 6.875%	12.231%	12/21/2027	12,250	12,137	11,999	5.40%

Total IT Services					12,137	11,999	5.40%
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (8)	SOFR + 4.275%	9.631%	04/13/2029	2,203	2,122	2,215	1.00%
LABL, Inc. Initial Dollar Term Loan	SOFR + 5.100%	10.456%	10/29/2028	2,494	2,485	2,398	1.08%

Total Packaging					4,607	4,613	2.08%
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (8)	SOFR + 4.100%	9.448%	10/01/2027	2,238	2,221	2,182	0.98%

Total Pharmaceuticals					2,221	2,182	0.98%
Retailers
LBM Acquisition, LLC Initial Term Loan (8)	SOFR + 3.850%	9.206%	12/17/2027	2,222	2,207	2,201	0.99%
Rising Tide Holdings, Inc. FILO Term Loan (3)	SOFR + 9.000%	14.356%	06/01/2026	4,570	4,426	4,406	1.98%

Total Retailers					6,633	6,607	2.97%
Technology
Endurance International Group Holdings, Inc. Initial Term Loan	SOFR + 3.928%	9.422%	02/10/2028	6,894	6,594	6,772	3.05%
Mavenir Systems, Inc. Initial Term Loan (2)	SOFR + 5.012%	10.390%	08/18/2028	9,825	9,746	6,951	3.13%
McAfee Corp. Term Loan (8)	SOFR + 3.850%	9.193%	03/01/2029	2,352	2,241	2,348	1.06%
MH Sub I, LLC Term Loan	SOFR + 4.250%	9.606%	05/03/2028	2,494	2,405	2,456	1.11%
Planview Parent, Inc. Closing Date Term Loan (8)	SOFR + 4.262%	9.610%	12/17/2027	6,893	6,758	6,850	3.08%
Polaris Newco, LLC Dollar Term Loan	SOFR + 4.114%	9.470%	06/02/2028	2,400	2,331	2,371	1.07%
TIBCO Software, Inc. Dollar Term Loan B	SOFR + 4.600%	9.948%	03/30/2029	2,494	2,389	2,442	1.10%

Total Technology					32,464	30,190	13.60%
Wireless
Windstream Services, LLC Incremental Term Loan	SOFR + 4.100%	9.456%	02/23/2027	7,000	6,725	6,930	3.12%

Total Wireless					6,725	6,930	3.12%

Total First Lien Senior Secured					97,624	95,381	42.95%

Second Lien Senior Secured
Technology
Altar BidCo, Inc. Initial Term Loan	SOFR + 5.600%	10.813%	02/01/2030	2,900	2,875	2,878	1.30%

Total Technology					2,875	2,878	1.30%

Total Second Lien Senior Secured					2,875	2,878	1.30%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2023
(Amounts in thousands)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Senior Unsecured
Consumer Services
LEAF Home Solutions Note (3)(6)(8)	N/A	12.000%	02/26/2027	32,235	$32,090	$29,526	13.30%

Total Consumer Services					32,090	29,526	13.30%
Technology
GCOM (3)(6)(9)	N/A	17.000%	02/16/2029	13,277	10,622	10,535	4.74%

Total Technology					10,622	10,535	4.74%

Total Senior Unsecured					42,712	40,061	18.04%

Total Debt Investments					143,211	138,320	62.29%

Corporate Bonds
Automotive
Rivian Holdings/Auto LLC 144A (2)	SOFR + 5.625%	11.493%	10/15/2026	28,601	28,255	28,658	12.91%

Total Automotive					28,255	28,658	12.91%

Total Corporate Bonds					28,255	28,658	12.91%

Common Stocks
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	N/A	25,000	359	263	0.12%

Total Retailers					359	263	0.12%

Total Common Stocks					359	263	0.12%

Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	09/08/2028	47,166	—	—	0.00%

Total Retailers					—	—	0.00%
Technology
GCOM (3)(7)(9)	N/A	N/A	08/11/2033	2,491,250	2,491	2,181	0.98%

Total Technology					2,491	2,181	0.98%

Total Warrants					2,491	2,181	0.98%

Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill	N/A	0.000%	01/02/2024	8,000	7,999	8,000	3.61%
U.S. Treasury Bill	N/A	4.820%	01/23/2024	6,200	6,180	6,181	2.78%
U.S. Treasury Bill	N/A	5.094%	02/20/2024	4,300	4,268	4,269	1.92%
U.S. Treasury Bill	N/A	5.096%	03/14/2024	27,200	26,911	26,918	12.12%
U.S. Treasury Bill	N/A	5.137%	03/28/2024	1,200	1,185	1,185	0.53%

Total U.S. Treasury Bills					46,543	46,553	20.96%

Total Short-Term Investments					46,543	46,553	20.96%

Total Non-Controlled, Non-Affiliated Investments					$220,859	$215,975	97.26%

Total Investments					$220,859	$215,975	97.26%

(1)	All investments are U.S. domiciled.
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

(5)	Interest rates on short-term investments are annualized.
(6)	All or a portion of the interest on this position is paid-in-kind (PIK).
(7)	Non-income producing security.
(8)	Pledged as collateral against the credit facility. See Note 4. Borrowings in the Notes to Unaudited Consolidated Financial Statements for additional information.
(9)
Represents
co-investments
made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3. Related Party Transactions in the Notes to Unaudited Consolidated Financial Statements.

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Notes to Unaudited Consolidated Financial Statements
March 31, 2024
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
The Company invests primarily in privately negotiated loans and equity investments to middle market companies generally with annual revenues greater than $20 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $50 million. Pacific Investment Management Company LLC (“PIMCO” or the “Advisor”) serves as the Company’s external investment advisor pursuant to an investment management agreement (the “Advisory Agreement”). PIMCO is an investment advisor registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). PIMCO also serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator may retain a sub-administrator
to perform any or all of its obligations under the Administration Agreement.
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
As of March 31, 2024, the Company had total Capital Commitments of $216,026 (amount in thousands), of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
and Articles 6, 10 and 12 of Regulation
S-X.
Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
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
Deferred Financing Fees
Deferred financing fees represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2024 and December 31, 2023, the Company had deferred financing costs of $2,216 and $2,280, respectively (amount in thousands). These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of March 31, 2024 and December 31, 2023, $107 and $194, respectively (amounts in thousands), were recoverable by the Advisor for organizational expenses paid on the Company’s behalf and are recorded as “Organizational costs paid by Advisor” on the Consolidated Statements of Assets and Liabilities. As of March 31, 2024 and December 31, 2023, $1,152 and $1,153, respectively (amounts in thousands), owed to the Advisor for organizational expenses paid on the Company’s behalf and are recorded as “Organizational costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of both March 31, 2024 and December 31, 2023, there were $0 recoverable by the Advisor for offering costs paid on the Company’s behalf. As of both March 31, 2024 and December 31, 2023, there were $20 (amount in thousands) owed to the Advisor for offering costs paid on the Company’s behalf, which were recorded as “Offering costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
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

Legal Expense
Legal expenses are primarily for legal guidance related to investments, financing, co-investment
matters and Board Member advice. These expenses are included as Legal expenses on the Consolidated Statement of Operations and Legal expenses payable on the Consolidated Statement of Assets and Liabilities.
Cash and Foreign Currency
Cash is comprised of cash at the custodian bank. The consolidated financial statements of the Company are presented using the currency of the primary economic environment in which it operates. The functional and reporting currency for the Company is the U.S. dollar. Restricted cash is subject to a contractual restriction by a third party, including restriction of withdrawal and use until transferred to the operating account of the Company. The restricted cash is held at an account controlled by the Credit Facility servicer as disclosed in
Note 4. Borrowings
.
Cash and restricted cash consisted of the following as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Cash	$97	$2,306
Restricted Cash	1,172	1,009

Total cash and restricted cash in the Consolidated Statement of Cash Flows	$1,269	$3,315

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
The Company’s investment strategy will potentially be limited by its intention to continue qualifying for treatment as a RIC and can limit the Company’s ability to continue qualifying as such. The tax treatment of certain of the Company’s investments under one or more of the qualification or distribution tests applicable to RICs is uncertain. An adverse determination or future guidance by the Internal Revenue Service or a change in law might affect the Company’s ability to qualify or be eligible for such treatment.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2024. As of March 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are the years 2022-2023 (with limited exceptions), assuming tax filings have been made for the previous two years.
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
For the three month periods ended March 31, 2024 and 2023, the Company incurred a management fee of $649 and $729, respectively (amounts in thousands), of which 100% was waived by the Advisor.
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
For the three month periods ended March 31, 2024 and 2023, the Company incurred an administration fee of $75 and $88, respectively (amounts in thousands).
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2025. During the period ended March 31, 2024 and the year ended December 31, 2023, the Advisor paid directors fees on behalf of the Company. As of March 31, 2024 and the year ended December 31, 2023, $112 and $152, respectively (amounts in thousands), are reimbursable to the Advisor for directors fees and are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.

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
For the three month periods ended March 31, 2024 and 2023, the Company waived organization costs of $0 and $0
, respectively.
For the three month periods ended March 31, 2024 and 2023, the Advisor recouped $86 and $99, respectively (amounts in thousands), from the Company for prior expenses paid and were recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations.
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
co-investments
imposes extensive conditions on any
co-investments
made in reliance on such relief.
See
Note 1. Organization
for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2024 and December 31, 2023, the Company did not have any borrowings outstanding and, therefore, the asset coverage ratio is not applicable.
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

The facility bears interest at a rate of the applicable Benchmark plus (a) 2.85% for SOFR advances, and (b) 1.85% for an advance bearing interest at the alternate base rate which is a rate of interest per annum equal to the higher of (a) the Prime Rate in effect on such day; and (b) the Federal Funds Rate in effect on such day plus 0.5% per annum (as such terms are defined in the Credit Facility). The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of .40% per annum (as such terms are defined in the Credit Facility). The Minimum Usage Amount is (a) zero prior to June 19, 2024, and (b) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after June 19, 2024. The Subsidiary also pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee (as such term is defined in the Credit Facility) of $5, an Agent Fee in an annual amount of $25, and a Rating fee of $175 for the initial rating and an annual fee of $45 thereafter (amounts in thousands).
The Credit Facility contains certain covenants including: (i) the Subsidiary acquiring a Debt Rating of
BBB-,
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of March 31, 2024, the Company is in compliance with these covenants.
Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cash flows, are pledged as collateral for the Credit Facility.
In connection with the establishment of the loan facility, the Company paid upfront fees and incurred legal expenses of $2,427 (amount in thousands), which are being amortized into interest expense through the scheduled maturity date. The Company had $0 of outstanding borrowings as of March 31, 2024. Interest expense related to the borrowings and amortization of deferred financing costs are disclosed as a component of interest expense on the Consolidated Statements of Operations. For the three month periods ended March 31, 2024 and 2023, the Company had interest expense of $219 and $0, respectively, inclusive of amortization expense for deferred financing fees of $67 and $0, respectively, and unused commitment fee of $152 and $0, respectively (amounts in thousands).
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
Investments at fair value and cost consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Secured	$97,000	$95,524	$97,624	$95,381
Second Lien Secured	7,520	7,503	2,875	2,878
Senior Unsecured	45,189	43,188	42,712	40,061
Corporate Bonds	18,394	18,800	28,255	28,658
Common Stocks	680	584	359	263
Warrants	2,491	2,212	2,491	2,181
Short-Term Investments	24,094	24,095	46,543	46,553

Total investments	$195,368	$191,906	$220,859	$215,975

The industry composition of investments as a percentage of total investments based on fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Automotive	9.8%	13.3%
Chemicals	2.6%	—%
Consumer Services	18.1%	14.8%
Diversified Manufacturing	1.3%	1.1%
Entertainment	7.9%	6.9%
Financial Other	1.3%	1.2%
Healthcare	0.7%	0.6%
Insurance Life	4.8%	4.3%
Packaging	2.4%	2.1%
Pharmaceuticals	1.1%	1.0%
Retailers	3.6%	3.2%
Technology	24.2%	21.2%
Treasury Bills	12.6%	21.5%
IT Services	6.0%	5.6%
Wireless	3.6%	3.2%

Total	100.0%	100.0%

As of March 31, 2024 and December 31, 2023, 100.0% of investments held were based in the United States.
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
The following tables summarize the fair value of the Company’s investments as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$70,337	$25,187	$95,524
Second Lien Senior Secured	—	2,872	4,631	7,503
Senior Unsecured	—	—	43,188	43,188
Corporate Bonds	—	18,800	—	18,800
Common Stocks	—	—	584	584
Warrants	—	—	2,212	2,212
Short-Term Investments	—	24,095	—	24,095

Total assets	$—	$116,104	$75,802	$191,906

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$69,807	$25,574	$95,381
Second Lien Senior Secured	—	2,878	—	2,878
Senior Unsecured	—	—	40,061	40,061
Corporate Bonds	—	28,658	—	28,658
Common Stocks	—	—	263	263
Warrants	—	—	2,181	2,181
Short-Term Investments	—	46,553	—	46,553

Total assets	$—	$147,896	$68,079	$215,975

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
The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands) for the three months ended March 31, 2024 and 2023:

	Beginning Balance at 12/31/2023	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Tranfers out of Level 3	Ending Balance at 3/31/24
Term Loans First Lien Secured	$25,574	$0	$0	($582)	$18	$7	$170	$0	$0	$25,187
Term Loans Second Lien Secured	0	4,636	0	0	8	0	(13)	0	0	4,631
Term Loans Senior Unsecured	40,061	2,394	0	0	83	0	650	0	0	43,188
Common Stocks	263	642	0	(321)	0	0	0	0	0	584
Unlisted Warrants	2,181	0	0	0	0	0	31	0	0	2,212

Totals	$68,079	$7,672	$0	($903)	$109	$7	$838	$0	$0	$75,802

	Beginning Balance at 12/31/2022	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Tranfers out of Level 3	Ending Balance at 3/31/23
Term Loans First Lien Secured	$22,082	$12,470	$0	($109)	$36	($3,747)	$5,067	$6,285	($6,060)	$36,024
Term Loans Second Lien Secured	8,062	698	0	0	(43)	(13,850)	11,272	0	0	6,139
Term Loans Senior Unsecured	25,562	1,721	0	0	13	0	(382)	0	0	26,914

Totals	$55,706	$14,889	$0	($109)	$6	($17,597)	$15,957	$6,285	($6,060)	$69,077

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Fair Value as of March 31, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$25,187	Discounted Cash Flow	Discount Rate	10.88% – 17.01%	12.49%
	4,631	Recent Transaction	Purchase Price	n/a	n/a
Senior Unsecured	43,188	Discounted Cash Flow	Discount Rate	14.66% – 23.62%	17.04%
Common Stocks	321	Comparable Multiple	EBITDA Multiple	n/a	5.75x
	263	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	19.25%/0.55x
Warrants	2,212	Comparable Multiple	EBITDA Multiple	n/a	10.25x

Total Assets	$75,802

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (3)
Term Loans	$25,574	Discounted Cash Flow	Discount Rate	10.67% - 16.39%	12.23%
Senior Unsecured	40,061	Discounted Cash Flow	Discount Rate	15.41% - 23.37%	17.50%
Common Stocks	263	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	17.25%/0.55x
Warrants	2,181	Comparable Multiple	EBITDA Multiple	n/a	10.00x

Total Assets	$68,079

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
7. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of March 31, 2024, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.

As of March 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies (amounts in thousands):

Portfolio Company	Investment Type	March 31, 2024
Integrity Marketing Acquisition, LLC	Revolver	$741
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
The Company did not hold a closing of the continuous Private Offering for the three month period ended March 31, 2024.
Distributions
For the three month period ended March 31, 2024, the Board did not declare any distributions.
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
9. Earnings Per Share
The following tables set forth the computation of basic and diluted earnings (loss) per common share for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in net assets resulting from operations	$6,745	$5,711
Weighted average shares of common stock oustanding - basic and diluted	22,600,919	25,387,884
Earnings (loss) per common share (basic and diluted)	$0.30	$0.22

10. Financial Highlights

	Three Months Ended
	March 31, 2024	March 31, 2023
Per share data:
Net asset value, beginning of period	$8.75	$9.21
Net investment income (loss) (1)	0.24	0.23
Net realized and unrealized gain (loss) on investment transactions (2)	0.06	(0.01)

Net increase (decrease) in net assets from operations (1)	0.30	0.22
Total increase (decrease) in net assets	0.30	0.22

Net asset value, end of period	$9.05	$9.43

Shares Outstanding, end of period	21,602,602	25,387,884
Total Return (3)	3.57%	2.44%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	2.42%	1.59%
Ratio of expenses to average net assets, net of waivers (4)(5)	1.10%	0.35%
Ratio of net investment income (loss) to average net assets (4)(5)	11.03%	10.07%
Net Assets, end of period	$195,557	$239,506
Weighted average shares outstanding	22,600,919	25,387,884
Total capital commitments, end of period	$216,026	$253,879
Portfolio turnover rate (6)	2.91%	6.27%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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
On May 3, 2024, the Company’s board of directors declared a dividend of $0.14 per share which is payable on May 22, 2024 to stockholders of record as of May 20, 2024.

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

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	the Company’s future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

•	interest rate volatility;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Advisor;

•	the ability of the Advisor and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources;

•	the risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

•	the Company’s regulatory structure and tax status as a business development company (“BDC”) and a regulated investment company (a “RIC”); and

•	future changes in laws or regulations and conditions in the Company’s operating areas.

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

Without limiting the generality of the foregoing, the Company primarily invests in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans), second lien senior secured term loans, mezzanine debt, unsecured loans, other subordinated loans, and covenant-lite loans. The Company invests to a lesser degree in equity investments and other opportunistic asset purchases. The Company may engage in hedging transactions. The Company may also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than the Company’s private credit investments. Depending on various factors, including, without limitation, the Company’s cash flows, the state of the loan market, and the need to quickly ramp-up the Company’s portfolio, the Company expects that at times its liquid loan portfolio could represent a material portion of the Company’s portfolio.

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

Revenues

The Company generates revenue primarily in the form of interest income on debt investments it holds. In addition, the Company generates income from dividends or distributions on income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. The Company’s debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is paid quarterly. In some instances, the Company receives payments on its debt investments based on scheduled amortization of the outstanding balances. In addition, the Company may receive repayments of some of its debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. The Company’s portfolio activity also reflects the proceeds of sales of securities. The Company may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.

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

Portfolio, Investment Activity And Results Of Operations

As of March 31, 2024, the Company had investments, excluding cash equivalents, in 26 portfolio companies across 13 industries. Based on fair value as of March 31, 2024, 71% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 71% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.7% as of March 31, 2024. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of March 31, 2024, the Company’s estimated weighted average total yield of investments in debt securities was 12.3%. Weighted average yields are based on interest rates as of March 31, 2024.

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

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	March 31, 2024
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	188,700	99.3	26
Risk rating 3	1,383	0.7	1
Risk rating 4	—	—	—

	$190,083	100%	27

	December 31, 2023
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	214,762	99.4	25
Risk rating 3	1,213	0.6	1
Risk rating 4	—	—	—

	$215,975	100%	26

Consolidated Results Of Operations

The following table represents our operating results (amounts in thousands):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Total investment income	$5,978	$6,154
Less: Net expenses	612	286

Net investment income (loss)	5,366	5,868

Net realized gain (loss)	(43)	(17,751)
Net change in unrealized appreciation (depreciation)	1,422	17,594

Net increase (decrease) in Net Assets resulting from operations	$6,745	$5,711

Investment income was as follows (amounts in thousands):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
Interest income	$3,503	$3,640
Payment in-kind interest	2,451	2,514
Other income	24	—

Total Investment Income	$5,978	$6,154

For the three month periods ended March 31, 2024 and 2023, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $190 million as of March 31, 2024 and, as of such date, all of the Company’s debt investments were income producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows (amounts in thousands):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Expenses:
Management fee	$649	$729
Directors fees	43	62
Administration fee	75	88
Interest expense	219	—
Organization costs	—	99
Offering costs	—	5
Legal expenses	63	—
Other expenses	126	32
Recoupment of prior expenses paid by the Advisor	86	—

Total expenses	$1,261	$1,015

Waivers	(649)	(729)

Net expenses	$612	$286

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

For the three month periods ended March 31, 2024 and 2023, we did not incur any excise tax.

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

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after (and including) such borrowing. As of March 31, 2024, our asset coverage ratio, as defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, was not applicable because the Company did not have any borrowings outstanding as of that date.

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

On June 19, 2023, the Company, entered into the Credit Facility with Massachusetts Mutual Life Insurance Company under which the Company is permitted to borrow up to $150,000 (amount in thousands). See “Note 4. Borrowings” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information.

As of March 31, 2024, the Company did not have any outstanding borrowings.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Contractual Obligations

The Company has entered into an Advisory Agreement with the Advisor pursuant to the 1940 Act to provide the Company with investment advisory services and the Administration Agreement with the Administrator to provide the Company with administrative services. Payments for investment advisory services under the Advisory Agreement are described under Item 1. Consolidated Financial Statements – Notes to Unaudited Consolidated Financial Statements – Note 3. Related Party Transactions. Payments for administration services under the Administration Agreement are described under Item 1. Consolidated Financial Statements – Notes to Unaudited Consolidated Financial Statements – Note 3. Related Party Transactions.

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of March 31, 2024, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows (amounts in thousands:

Unfunded Commitments	As of March 31, 2024
First Lien Senior Secured	$741

Unregistered Sales of Equity Securities

For the three month periods ended March 31, 2024 and 2023, the Company did not hold closings of our continuous private offering of Shares.

Distributions and Distribution Reinvestment

For the three month period ended March 31, 2024, the Board did not declare any distributions.

Critical Accounting Estimates

The preparation of the Company’s financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this Report. We consider the most significant accounting policies to be those related to our Fair Value of Investments, Revenue Recognition, Deferred Financing Fees, Distribution Policy, and Income Taxes. There have been no material changes in our critical accounting policies and practices.

The Company’s critical accounting policies, including those relating to the valuation of its investment portfolio, should be read in connection with the Company’s financial statements in Part I, Item 1 of this Report, “Risk Factors” in Part II, Item 1A of this Report, and “Risk Factors” in Item 1A of the Company’s initial registration statement on Form 10 (“Form 10”) and most recent Form 10-K.

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

Assuming that the Consolidated Statement of Assets and Liabilities as of March 31, 2024, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(302)	$—	$(302)
Up 100 basis points	$1,209	$—	$1,209
Up 200 basis points	$2,417	$—	$2,417
Up 300 basis points	$3,626	$—	$3,626

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Form 10-K, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Form 10-K are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended March 31, 2024, there have been no material changes from the risk factors set forth in the Company’s most recent Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K and on its Form 10, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following exhibits are filed as part of this Report or are hereby incorporated by reference to exhibits previously filed with the SEC:

24.1*	Power of Attorney for John W. Lane.

24.2*	Power of Attorney for Crystal Porter.

24.3*	Power of Attorney for Richard R. LeBrun Jr.

24.5*	Power of Attorney for Debra W. Huddleston.

24.6*	Power of Attorney for Anne K. Kratky.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: May 10, 2024	By:	/s/ John W. Lane *
John W. Lane
President
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Crystal Porter *
Crystal Porter
Treasurer
(Principal Financial and Accounting Officer)

Date: May 10, 2024	By:	/s/ Rick LeBrun *
Rick LeBrun
Director

Date: May 10, 2024	By:	/s/ Debra W. Huddleston *
Debra W. Huddleston
Director

Date: May 10, 2024	By:	/s/ Anne K. Kratky *
Anne K. Kratky
Director

Date: May 10, 2024	*By:	/s/ William J. Bielefeld
William J. Bielefeld
As attorney-in-fact

*	Pursuant to power of attorney filed herewith