Form 10-Q
period 2024-06-30
PIMCO Capital Solutions BDC Corp.
filed 2024-08-13
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).  Yes ☐ No ☒
The issuer had 21,602,602 shares of common stock, $0.001 par value per share, outstanding as of Augus
t 13, 2
024.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $185,605 and $220,859, respectively)	$181,356	$215,975
Cash	640	2,306
Restricted cash	12,447	1,009
Interest receivable	2,182	2,428
Receivable for paydowns of investments	96	59
Organizational costs paid by Advisor	21	194
Deferred financing fee	2,149	2,280

Total Assets	$198,891	$224,251

Liabilities
Interest payable	263	325
Accrued administration fee	73	87
Organizational costs payable to Advisor	1,152	1,153
Offering costs payable to Advisor	20	20
Directors fee reimbursement to Advisor	155	152
Accrued legal fee	251	153
Accrued commitment fee	189	171
Other payable	242	140

Total Liabilities	$2,345	$2,201

Commitments & Contingencies (Note 7)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 21,602,602 and 25,387,884 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$22	$25
Paid-in-capital in excess of par	220,619	253,745
Distributable earnings (loss)	(24,095)	(31,720)

Total Net Assets	$196,546	$222,050

Total Liabilities and Net Assets	$198,891	$224,251

Net asset value per share	$9.10	$8.75

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$5,144	$6,410	$8,647	$10,050
Payment in-kind interest	796	861	3,247	3,375
Other income	77	9	101	9

Total investment income	$6,017	$7,280	$11,995	$13,434

Expenses
Management fee	$609	$751	$1,258	$1,480
Directors fee	43	61	86	123
Administration fee	73	90	148	178
Interest expense	366	8	585	8
Tax expense	84	1	84	1
Offering costs	—	5	—	10
Legal expenses	36	181	99	185
Other expenses	81	52	207	80
Recoupment of prior expenses paid by the Advisor	86	100	172	199

Total expenses	$1,378	$1,249	$2,639	$2,264
Less: Waivers (Note 3)	(609)	(751)	(1,258)	(1,480)

Net expenses	769	498	1,381	784
Net investment income (loss)	$5,248	$6,782	$10,614	$12,650

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(372)	(171)	(415)	(17,922)

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(787)	(859)	635	16,735

Net realized and unrealized gains (losses)	(1,159)	(1,030)	220	(1,187)

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,089	$5,752	$10,834	$11,463

Weighted average shares outstanding (basic and diluted)	21,602,602	25,387,884	22,122,559	25,387,884
Net Investment income (loss) per share (basic and diluted)	$0.24	$0.27	$0.48	$0.50
Earnings (loss) per share (basic and diluted)	$0.19	$0.23	$0.49	$0.45
The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$5,248	$6,782	$10,614	$12,650
Net realized gain (loss)	(372)	(171)	(415)	(17,922)
Net change in unrealized appreciation (depreciation)	(787)	(859)	635	16,735

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,089	$5,752	$10,834	$11,463

Distributions to stockholders from:
Distributable earnings	(3,100)	(3,000)	(3,100)	(3,000)

Total distributions to stockholders	(3,100)	(3,000)	(3,100)	(3,000)

Capital Share Transactions
Redemption of common shares	$—	$—	$(33,238)	$—

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$—	$(33,238)	$—

Total Increase (Decrease) in Net Assets	$989	$2,752	$(25,504)	$8,463

Net Assets
Beginning of period	$195,557	$239,506	$222,050	$233,795

End of period	$196,546	$242,258	$196,546	$242,258

Capital Share Activity
Shares redeemed	—	—	(3,785,282)	—

Net Increase (Decrease) in Shares Outstanding	—	—	(3,785,282)	—

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$10,834	$11,463
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(10,182)	(22,253)
Proceeds from sales of long-term securities	28,750	20,417
Sales (Purchases) of short-term portfolio investments, net	20,963	4
Net change in unrealized (appreciation) depreciation on investments	(635)	(16,735)
Net realized (gain) loss on investments	415	17,922
Payment in-kind interest	(3,247)	(3,375)
Net (accretion) on investments	(1,201)	(1,434)
Paydown (gain)	(244)	(86)
Amortization of deferred financing cost	134	8
Amortization of deferred offering costs	—	10
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	246	(586)
(Increase) decrease in paydown receivable	(37)	—
(Increase) decrease in organizational costs paid by Advisor	173	199
(Increase) decrease in due from affiliate	—	2
Increase (decrease) in due to affiliate	—	(435)
Increase (decrease) in interest payable	(62)	—
Increase (decrease) in accrued administration fee	(14)	(4)
Increase (decrease) in organizational costs payable to Advisor	(1)	—
Increase (decrease) in directors fee reimbursement to Advisor	3	123
Increase (decrease) in accrued legal fee	98	—
Increase (decrease) in accrued commitment fee	18	—
Increase (decrease) in other payable	102	266
Increase (decrease) in other liabilities	—	71

Net cash provided by (used for) operating activities	$46,113	$5,577

Cash Flows From Financing Activities:
Redemption of common shares	$(33,238)	$—
Distributions paid	(3,100)	(3,000)
Deferred financing fees paid	(3)	(2,249)

Net cash provided by (used for) financing activities	$(36,341)	$(5,249)

Net increase (decrease) in cash and restricted cash	9,772	328

Cash and restricted cash, beginning of period	3,315	800

Cash and restricted cash, end of period	$13,087	$1,128

Supplemental and Cash Flow Information:
Interest paid during the period	$513	$8
Tax expenses paid during the period	$84	$1

Supplemental and Non-Cash Information:
Exchange of investments	11,554	—

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Chemicals
Puris Term Loan	SOFR + 5.750%	11.085%	06/30/2031	4,881	$4,807	$4,807	2.45%

Total Chemicals					4,807	4,807	2.45%
Consumer Services
BCPE Empire Holdings, Inc. Term Loan (8)	SOFR + 4.000%	9.344%	12/11/2028	2,488	2,490	2,491	1.27%

Total Consumer Services					2,490	2,491	1.27%
Diversified Manufacturing
TK Elevator Midco GmbH Facility B2 Loan (2)(8)(10)	SOFR + 3.500%	8.791%	04/30/2030	2,481	2,481	2,498	1.27%

Total Diversified Manufacturing					2,481	2,498	1.27%
Entertainment
AP Core Holdings II, LLC Term B-2 Loan	SOFR + 5.614%	10.958%	09/01/2027	2,231	2,209	1,954	0.99%

Total Entertainment					2,209	1,954	0.99%
Financial Other
Asurion, LLC B-8 Term Loan (8)	SOFR + 3.364%	8.708%	12/23/2026	2,481	2,425	2,464	1.25%

Total Financial Other					2,425	2,464	1.25%
Healthcare
U.S. Renal Care, Inc. Closing Date Term Loan	SOFR + 5.100%	10.444%	06/20/2028	1,583	1,012	1,390	0.71%

Total Healthcare					1,012	1,390	0.71%
Insurance Life
Integrity Marketing Acquisition, LLC Delayed Draw Term Loan (3)	SOFR + 6.000%	11.347%	08/27/2026	3,672	3,672	3,672	1.87%
Integrity Marketing Acquisition, LLC Incremental Term Loan (3)	SOFR + 6.000%	11.347%	08/27/2026	5,500	5,390	5,500	2.80%

Total Insurance Life					9,062	9,172	4.67%
IT Services
Alorica, Inc. Term Loan (3)	SOFR + 6.875%	12.219%	12/21/2027	11,627	11,536	11,437	5.82%

Total IT Services					11,536	11,437	5.82%
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (8)	SOFR + 3.775%	9.119%	04/13/2029	2,192	2,118	2,199	1.12%
LABL, Inc. Initial Dollar Term Loan (8)	SOFR + 5.100%	10.444%	10/29/2028	2,481	2,475	2,454	1.25%

Total Packaging					4,593	4,653	2.37%
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (8)	SOFR + 4.100%	9.435%	10/01/2027	2,226	2,212	2,161	1.10%

Total Pharmaceuticals					2,212	2,161	1.10%
Retailers
LBM Acquisition, LLC Incremental Term Loan (8)	SOFR + 3.850%	9.194%	05/30/2031	2,216	1,853	2,182	1.11%

Total Retailers					1,853	2,182	1.11%
Technology
Cloud Software Group, Inc. Term Loan (8)	SOFR + 4.000%	9.335%	03/30/2029	2,487	2,496	2,488	1.26%
CoreWeave Compute Acquisition Co. IV, LLC Initial Term Loan (3)	SOFR + 6.000%	11.335%	05/16/2029	154	154	154	0.08%
Endurance International Group Holdings, Inc. Initial Term Loan (8)	SOFR + 3.614%	8.944%	02/10/2028	6,859	6,592	6,387	3.25%
Mavenir Systems, Inc. Initial Term Loan (2)	SOFR + 5.012%	10.348%	08/18/2028	9,775	9,703	7,344	3.74%
McAfee Corp. Term Loan (8)	SOFR + 3.250%	8.593%	03/01/2029	2,346	2,217	2,346	1.19%
MH Sub I, LLC Term Loan (8)	SOFR + 4.250%	9.594%	05/03/2028	2,481	2,402	2,482	1.26%
Planview Parent, Inc. Closing Date Term Loan (8)	SOFR + 3.750%	9.085%	12/17/2027	6,876	6,753	6,878	3.50%
Polaris Newco, LLC Dollar Term Loan	SOFR + 4.262%	9.591%	06/02/2028	2,388	2,325	2,390	1.22%

Total Technology					32,642	30,469	15.50%
Wireless
Windstream Services, LLC Incremental Term Loan (3)	SOFR + 4.100%	9.444%	02/23/2027	7,000	6,765	7,000	3.56%

Total Wireless					6,765	7,000	3.56%

Total First Lien Senior Secured					84,087	82,678	42.07%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
Second Lien Senior Secured
Chemicals
K2 Pure Solutions Nocal Holding Term Loan (3)(6)(9)	N/A	17.000%	01/30/2029	5,147	$4,747	$4,739	2.41%

Total Chemicals					4,747	4,739	2.41%
Technology
Altar BidCo, Inc. Initial Term Loan (8)	SOFR + 5.600%	10.399%	02/01/2030	2,900	2,875	2,851	1.45%

Total Technology					2,875	2,851	1.45%

Total Second Lien Senior Secured					7,622	7,590	3.86%

Senior Unsecured
Consumer Services
LEAF Home Solutions Note (3)(6)(8)	N/A	12.000%	02/26/2027	34,170	34,058	32,108	16.34%

Total Consumer Services					34,058	32,108	16.34%
Technology
GCOM (3)(6)(9)	N/A	17.000%	02/16/2029	14,443	11,929	11,578	5.89%

Total Technology					11,929	11,578	5.89%

Total Senior Unsecured					45,987	43,686	22.23%

Total Debt Investments					137,696	133,954	68.16%

Corporate Bonds
Automotive
Rivian Holdings/Auto LLC 144A (2)	SOFR + 5.625%	11.310%	10/15/2026	18,601	18,413	18,857	9.59%

Total Automotive					18,413	18,857	9.59%

Total Corporate Bonds					18,413	18,857	9.59%

Common Stocks
Chemicals
K2 Propco Class S Units (3)(7)(9)	N/A	N/A	N/A	897	285	297	0.15%
K2 Pure Solutions Class S Units (3)(7)(9)	N/A	N/A	N/A	113	36	37	0.02%

Total Chemicals					321	334	0.17%
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	N/A	25,000	359	158	0.08%

Total Retailers					359	158	0.08%

Total Common Stocks					680	492	0.25%

Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	09/08/2028	47,166	—	—	0.00%

Total Retailers					—	—	0.00%
Technology
GCOM (3)(7)(9)	N/A	N/A	08/11/2033	2,491,250	2,491	1,727	0.88%

Total Technology					2,491	1,727	0.88%

Total Warrants					2,491	1,727	0.88%

Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill	N/A	2.618%	07/02/2024	5,100	5,099	5,099	2.59%
U.S. Treasury Bill	N/A	4.761%	07/11/2024	1,500	1,498	1,498	0.76%
U.S. Treasury Bill	N/A	5.085%	08/01/2024	7,800	7,765	7,765	3.95%
U.S. Treasury Bill	N/A	5.101%	08/06/2024	400	398	398	0.20%
U.S. Treasury Bill	N/A	5.210%	08/29/2024	1,100	1,091	1,091	0.55%
U.S. Treasury Bill	N/A	5.179%	09/05/2024	900	891	891	0.45%
U.S. Treasury Bill	N/A	5.208%	09/12/2024	1,900	1,880	1,880	0.96%
U.S. Treasury Bill	N/A	5.205%	09/17/2024	1,800	1,779	1,780	0.92%
U.S. Treasury Bill	N/A	5.227%	09/26/2024	6,000	5,924	5,924	3.01%

Total U.S. Treasury Bills					26,325	26,326	13.39%

Total Short-Term Investments					26,325	26,326	13.39%

Total Non-Controlled, Non-Affiliated Investments					$185,605	$181,356	92.27%

Total Investments					$185,605	$181,356	92.27%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2024
(Amounts in thousands)
(Unaudited)

(1)	All investments are U.S. domiciled, unless otherwise indicated.
(2)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act''). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least
70
% of the Company's total assets. As of June 30, 2024, total non-qualifying assets at fair value represented
14.6
% of the Company's total net assets calculated in accordance with the 1940 Act.

(3)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements.
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate ("SOFR"), which typically resets semiannually, quarterly, or monthly at the borrower's option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of June 30, 2024, the reference rates for the floating rate loans were the 1 Month SOFR of
5.34
%, 3 Month SOFR of
5.32
% and 6 Month SOFR of
5.25
%.

(5)	Interest rates on short-term investments are annualized.
(6)	All or a portion of the interest on this position is paid-in-kind (PIK).
(7)	Non-income producing security.
(8)	Pledged as collateral against the credit facility. See Note 4. Borrowings in the Notes to Unaudited Consolidated Financial Statements for additional information.
(9)
Represents co-investments made with the Company's affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3. Related Party Transactions in the Notes to Unaudited Consolidated Financial Statements.

(10)	Investment is Germany domiciled.

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
70
% of the Company’s total assets. As of December 31, 2023, total non-qualifying
assets at fair value represented
16.0
% of the Company’s total net assets calculated in accordance with the 1940 Act.

(3)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements.
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of December 31, 2023, the reference rates for the floating rate loans were the 1 Month SOFR of
5.35
%, 3 Month SOFR of
5.33
% and 6 Month SOFR of
5.16
%.

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
June 30, 2024
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
As of June 30, 2024, the Company had total Capital Commitments of $216,026 (amount in thousands), of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
and Articles 6, 10 and 12 of Regulation
S-
X
.
Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024, and its results of operations for the three months and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The consolidated balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Deferred Financing Fees
Deferred financing fees represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2024 and December 31, 2023, the Company had deferred financing costs of $2,149 and $2,280, respectively (amounts in thousands). These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of June 30, 2024 and December 31, 2023, $21 and $194, respectively (amounts in thousands), were recoverable by the Advisor for organizational expenses paid on the Company’s behalf and are recorded as “Organizational costs paid by Advisor” on the Consolidated Statements of Assets and Liabilities. As of June 30, 2024 and December 31, 2023, $1,152 and $1,153, respectively (amounts in thousands), owed to the Advisor for organizational expenses paid on the Company’s behalf and are recorded as “Organizational costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of both June 30, 2024 and December 31, 2023, there were $0 recoverable by the Advisor for offering costs paid on the Company’s behalf. As of both June 30, 2024 and December 31, 2023, there were $20 (amount in thousands) owed to the Advisor for offering costs paid on the Company’s behalf, which were recorded as “Offering costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
.
Cash and restricted cash consisted of the following as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Cash	$640	$2,306
Restricted Cash	12,447	1,009

Total cash and restricted cash in the Consolidated Statement of Cash Flows	$13,087	$3,315

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
The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2024. As of June 30, 2024, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are the years 2022-2023 (with limited exceptions), assuming tax filings have been made for the previous two years.
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

The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless stockholders elect to “opt out
” of the DRIP, stockholders will have their cash dividends or distributions automatically reinvested in additional Shares, rather than receiving cash. Shareholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes.
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
For the three months ended June 30, 2024 and 2023, the Company incurred a management fee of $609 and $751, respectively (amounts in thousands), of which 100% was waived by the Advisor. For the six months ended June 30, 2024 and 2023, the Company incurred a management fee of $1,258 and $1,480, respectively (amounts in thousands), of which 100% was waived by the Advisor.
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
For the three months ended June 30, 2024 and 2023, the Company incurred an administration fee of $73 and $90, respectively (amounts in thousands). For the six months ended June 30, 2024 and 2023, the Company incurred an administration fee of $148 and $178, respectively (amounts in thousands).
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2025. During the three month period ended June 30, 2024 and the year ended December 31, 2023, the Advisor paid directors fees on behalf of the Company. As of June 30, 2024 and the year ended December 31, 2023, $155 and $152, respectively (amounts in thousands), are reimbursable to the Advisor for directors fees and are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.

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
For the three months ended June 30, 2024 and 2023, the Company waived organization costs of $0 and $0, respectively. For the six months ended June 30, 2024 and 2023, the Company waived organization costs of $0 and $0, respectively.
For the three months ended June 30, 2024 and 2023, the Advisor recouped $86 and $100, respectively (amounts in thousands), from the Company for prior expenses paid and were recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations. For the six months ended June 30, 2024 and 2023, the Advisor recouped $172 and $199, respectively (amounts in thousands), from the Company for prior expenses paid and were recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations.
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
co-investments
imposes extensive conditions on any
co-investments
made in reliance on such relief.
See
Note 1. Organization
for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2024 and December 31, 2023, the Company did not have any borrowings outstanding and, therefore, the asset coverage ratio is not applicable.
Credit Facility
On June 19, 2023, Amber CS LLC (the “Subsidiary”), as borrower and portfolio asset servicer, a wholly-owned financing subsidiary of the Company, Topaz CS LLC, as equity holder of Subsidiary, and Opal CS LLC and Quartz CS LLC, as Subsidiary guarantors, entered into a loan servicing agreement (the “Credit Facility”) with Massachusetts Mutual Life Insurance Company, as initial lender, administrative agent, facility servicer, and collateral custodian, and MassMutual Ascend Life Insurance Company, as initial lender. Under the Credit Facility, the maximum aggregate committed borrowing amount is $150,000 (amount in thousands) (the “Maximum Facility Amount”) with a scheduled maturity date of June 19, 2032. On
June 10, 2024
, the maximum aggregate committed borrowing amount was reduced to $100,000 (amount in thousands).

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
The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of .40% per annum (as such terms are defined in the Credit Facility). The Minimum Usage Amount is (a) zero prior to June 19, 2024, and (b) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after June 19, 2024. The Subsidiary pays a Utilization Fee (as such term is defined in the Credit Facility) for the difference between (a) the amount of interest that would have accrued under this Credit Facility on the principal amount of the advances if the advances outstanding was equal to the Minimum Usage Amount and (b) the amount of interest that actually accrued under this Credit Facility on the principal amounts of the advances. The Subsidiary also pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee (as such term is defined in the Credit Facility) of $5, an Agent Fee in an annual amount of $25, and a Rating fee of $175 for the initial rating and an annual fee of $45 thereafter (amounts in thousands).
The Credit Facility contains certain covenants including: (i) the Subsidiary acquiring a Debt Rating of
BBB-,
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of June 30, 2024, the Company is in compliance with these covenants.
Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cash flows, are pledged as collateral for the Credit Facility.
In connection with the establishment of the loan facility, the Company paid upfront fees and incurred legal expenses of $2,427 (amount in thousands), which are being amortized into interest expense through the scheduled maturity date. The Company had $0 of outstanding borrowings as of June 30, 2024. Interest expense, inclusive of Utilization Fees, related to the borrowings and amortization of deferred financing costs are disclosed as a component of interest expense on the Consolidated Statements of Operations. For the three months ended June 30, 2024 and 2023, the Company had interest expense of $366 and $8, respectively, inclusive of amortization expense for deferred financing fees of $67 and $8, respectively, unused commitment fee of $124 and $0, respectively, and utilization fee of $175 and $0, respectively (amounts in thousands). For the six months ended June 30, 2024 and 2023, the Company had interest expense of $585 and $8, respectively, inclusive of amortization expense for deferred financing fees of $134 and $8, respectively, unused commitment fee of $276 and $0, respectively, and utilization fee of $175 and $0, respectively (amounts in thousands).
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
Investments at fair value and cost consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Secured	$84,087	$82,678	$97,624	$95,381
Second Lien Secured	7,622	7,590	2,875	2,878
Senior Unsecured	45,987	43,686	42,712	40,061
Corporate Bonds	18,413	18,857	28,255	28,658
Common Stocks	680	492	359	263
Warrants	2,491	1,727	2,491	2,181
Short-Term Investments	26,325	26,326	46,543	46,553

Total investments	$185,605	$181,356	$220,859	$215,975

The industry composition of investments as a percentage of total investments based on fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Automotive	10.4%	13.3%
Chemicals	5.4%	-%
Consumer Services	19.1%	14.8%
Diversified Manufacturing	1.4%	1.1%
Entertainment	1.1%	6.9%
Financial Other	1.3%	1.2%
Healthcare	0.8%	0.6%
Insurance Life	5.0%	4.3%
Packaging	2.6%	2.1%
Pharmaceuticals	1.2%	1.0%
Retailers	1.3%	3.2%
Technology	25.7%	21.2%
Treasury Bills	14.5%	21.5%
IT Services	6.3%	5.6%
Wireless	3.9%	3.2%

Total	100.0%	100.0%

As of June 30, 2024, 98.6% of investments held were based in the United States and 1.4% of investments held were based in Germany.
As of December 31, 2023, 100.0% of investments held were based in the United States.
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
The following tables summarize the fair value of the Company’s investments as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$54,915	$27,763	$82,678
Second Lien Senior Secured	—	2,851	4,739	7,590
Senior Unsecured	—	—	43,686	43,686
Corporate Bonds	—	18,857	—	18,857
Common Stocks	—	—	492	492
Warrants	—	—	1,727	1,727
Short-Term Investments	—	26,326	—	26,326

Total assets	$—	$102,949	$78,407	$181,356

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$69,807	$25,574	$95,381
Second Lien Senior Secured	—	2,878	—	2,878
Senior Unsecured	—	—	40,061	40,061
Corporate Bonds	—	28,658	—	28,658
Common Stocks	—	—	263	263
Warrants	—	—	2,181	2,181
Short-Term Investments	—	46,553	—	46,553

Total assets	$—	$147,896	$68,079	$215,975

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
The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands) for the six months ended June 30, 2024 and 2023:

		Net					Net Change in
	Beginning	Purchases		Net Sales	Accrued	Realized	Unrealized		Transfers	Ending
	Balance at	and	In-Kind	and	Discounts/	Gain/	Appreciation/	Transfers	out of	Balance at
	12/31/2023	Drawdowns	Contributions	Paydowns	(Premiums)	(Loss)	(Depreciation)	into Level 3	Level 3	6/30/24
Term Loans First Lien Secured	$25,574	$154	$0	($5,240)	$68	$138	$139	$6,930	$0	$27,763
Term Loans Second Lien Secured	0	4,726	0	0	21	0	(8)	0	0	4,739
Term Loans Senior Unsecured	40,061	3,100	0	0	176	0	349	0	0	43,686
Common Stocks	263	642	0	(321)	0	0	(92)	0	0	492
Unlisted Warrants	2,181	0	0	0	0	0	(454)	0	0	1,727

Totals	$68,079	$8,622	$0	($5,561)	$265	$138	($66)	$6,930	$0	$78,407

		Net					Net Change in
	Beginning	Purchases		Net Sales	Accrued	Realized	Unrealized		Transfers	Ending
	Balance at	and	In-Kind	and	Discounts/	Gain/	Appreciation/	Transfers	out of	Balance at
	12/31/2022	Drawdowns	Contributions	Paydowns	(Premiums)	(Loss)	(Depreciation)	into Level 3	Level 3	6/30/23
Term Loans First Lien Secured	$22,082	$23,185	$0	$2,782	$128	($3,758)	$6,251	$9,414	($6,120)	$53,964
Term Loans Second Lien Secured	8,062	722	0	(3,001)	37	(13,930)	9,105	0	0	995
Term Loans Senior Unsecured	25,562	1,721	0	0	19	0	154	0	0	27,456

Totals	$55,706	$25,628	$0	($219)	$184	($17,688)	$15,510	$9,414	($6,120)	$82,415

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Fair Value as of June 30, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$25,348	Discounted Cash Flow	Discount Rate	10.90% – 21.04%	13.46%
	7,000	Third Party Vendor	Broker Quote	n/a	100.00%
	154	Recent Transaction	Purchase Price	n/a	n/a
Senior Unsecured	43,686	Discounted Cash Flow	Discount Rate	14.91% – 23.62%	17.22%
Common Stocks	334	Comparable Multiple	EBITDA Multiple	n/a	6.00x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	20.75%/0.50x
Warrants	1,727	Comparable Multiple	EBITDA Multiple	n/a	10.25x

Total Assets	$78,407

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (3)
Term Loans	$25,574	Discounted Cash Flow	Discount Rate	10.67% – 16.39%	12.23%
Senior Unsecured	40,061	Discounted Cash Flow	Discount Rate	15.41% – 23.37%	17.50%
Common Stocks	263	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	17.25%/0.55x
Warrants	2,181	Comparable Multiple	EBITDA Multiple	n/a	10.00x

Total Assets	$68,079

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
7. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of June 30, 2024, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.

As of June 30, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies (amounts in thousands):

Portfolio Company	Investment Type	June 30, 2024
Integrity Marketing Acquisition, LLC	Revolver	$741
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw Term Loan	$4,843
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
8. Net Assets
Equity Issuance
For the three months and six months ended June 30, 2024, the Company’s authorized stock consisted of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.
The Company did not hold a closing of the continuous Private Offering for the three months or six months ended June 30, 2024.
Distributions
For the six month period ended June 30, 2024, the Board declared the following distributions:
On May 22, 2024, the Company paid a dividend of $0.14 per share to stockholders of record as of May 20, 2024.
Share Repurchase Program
At the discretion of the Board, the Company may repurchase Shares (either by number of Shares or aggregate net asset value) as of such quarter end pursuant to a quarterly share repurchase program. Repurchases of Shares will be made at the current net offering price per Share on the date of such repurchase.
In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the Share repurchase program
, as applicable.
On January 25, 2024, the Company repurchased
3,785,281.95
shares of common stock, par value $0.001 per share, from PIMCO Capital Solutions US Feeder LP for $33,238 (amount in thousands) at $8.78 per share in accordance with its offer to repurchase (the “Tender Offer”) its own shares up to the amount of shares that could be repurchased with approximately $40,000 (amount in thousands). The Tender Offer expired on January 25, 2024 and $33,238 (amount in thousands) was paid to PIMCO Capital Solutions US Feeder LP on January 31, 2024. For the three months ended June 30, 2024, no
Share repurchase was offered or requested and
no
Shares were repurchased.

9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three month periods and six month periods ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase (decrease) in net assets resulting from operations	$4,089	$5,752	$10,834	$11,463
Weighted average shares of common stock outstanding - basic and diluted	21,602,602	25,387,884	22,122,559	25,387,884
Earnings (loss) per common share (basic and diluted)	$0.19	$0.23	$0.49	$0.45
10. Financial Highlights

	Six Months Ended
	June 30, 2024	June 30, 2023
Per share data:
Net asset value, beginning of period	$8.75	$9.21
Net investment income (loss) (1)	0.48	0.50
Net realized and unrealized gain (loss) on investment transactions (2)	0.01	(0.05)

Net increase (decrease) in net assets from operations (1)	0.49	0.45
Distributions declared (1)	(0.14)	(0.12)

Total increase (decrease) in net assets	0.35	0.33

Net asset value, end of period	$9.10	$9.54

Shares Outstanding, end of period	21,602,602	25,387,884
Total Return (3)	5.77%	4.93%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	2.61%	1.81%
Ratio of expenses to average net assets, net of waivers (4)(5)	1.33%	0.57%
Ratio of net investment income (loss) to average net assets (4)(5)	10.92%	10.07%
Net Assets, end of period	$196,546	$242,258
Weighted average shares outstanding	22,122,559	25,387,884
Total capital commitments, end of period	$216,026	$253,879
Portfolio turnover rate (6)	6.15%	10.24%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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
On July 1, 2024, the Company had a drawdown on the Credit Facility in the amount of $11,450 (amount in thousands).
On August 7, 2024, the Company’s board of directors declared a dividend of $0.15 per share, which is payable on August 22, 2024 to stockholders of record as of August 20, 2024.

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

Portfolio, Investment Activity And Results Of Operations

As of June 30, 2024, the Company had investments, excluding cash equivalents, in 27 portfolio companies across 14 industries. Based on fair value as of June 30, 2024, approximately 68% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 68% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.7% as of June 30, 2024. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of June 30, 2024, the Company’s estimated weighted average total yield of investments in debt securities was 12.1%. Weighted average yields are based on interest rates as of June 30, 2024.

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

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	June 30, 2024
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	181,356	100.0	28
Risk rating 3	—	—	—
Risk rating 4	—	—	—

	$181,356	100%	28

	December 31, 2023
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	214,762	99.4	25
Risk rating 3	1,213	0.6	1
Risk rating 4	—	—	—

	$215,975	100%	26

Consolidated Results Of Operations

The following table represents our operating results (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total investment income	$6,017	$7,280	$11,995	$13,434
Less: Net expenses	769	498	1,381	784

Net investment income (loss)	5,248	6,782	10,614	12,650

Net realized gain (loss)	(372)	(171)	(415)	(17,922)
Net change in unrealized appreciation (depreciation)	(787)	(859)	635	16,735

Net increase (decrease) in Net Assets resulting from operations	$4,089	$5,752	$10,834	$11,463

Investment income was as follows (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Interest income	$5,144	$6,410	$8,647	$10,050
Payment in-kind interest	796	861	3,247	3,375
Other income	77	9	101	9

Total Investment Income	$6,017	$7,280	$11,995	$13,434

For the three month periods and six month periods ended June 30, 2024 and 2023, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $180 million as of June 30, 2024 and, as of such date, all of the Company’s debt investments were income producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Expenses:
Management fee	$609	$751	$1,258	$1,480
Directors fees	43	61	86	123
Administration fee	73	90	148	178
Interest expense	366	8	585	8
Tax expense	84	1	84	1
Offering costs	—	5	—	10
Legal expenses	36	181	99	185
Other expenses	81	52	207	80
Recoupment of prior expenses paid by the Advisor	86	100	172	199

Total expenses	$1,378	$1,249	$2,639	$2,264

Waivers	(609)	(751)	(1,258)	(1,480)

Net expenses	$769	$498	$1,381	$784

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

For the three month periods and six month periods ended June 30, 2024 and 2023, we did not incur any excise tax.

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

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after (and including) such borrowing. As of June 30, 2024, our asset coverage ratio, as defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, was not applicable because the Company did not have any borrowings outstanding as of that date.

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

As of June 30, 2024, the Company did not have any outstanding borrowings.

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

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of June 30, 2024, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows (amount in thousands):

Unfunded Commitments	As of June 30, 2024
First Lien Senior Secured	$5,584

Unregistered Sales of Equity Securities

For the three month periods and six month periods ended June 30, 2024 and 2023, the Company did not hold closings of our continuous private offering of Shares.

Distributions and Distribution Reinvestment

For the six month period ended June 30, 2024, the Board declared the following distributions:

On May 22, 2024, the Company paid a dividend of $0.14 per share to stockholders of record as of May 20, 2024.

The Company has adopted an “opt out” DRIP. As a result, unless stockholders elect to “opt out” of the DRIP, stockholders will have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), rather than receiving cash. Shareholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes.

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

Assuming that the Consolidated Statement of Assets and Liabilities as of June 30, 2024, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(270)	$—	$(270)
Up 100 basis points	$1,079	$—	$1,079
Up 200 basis points	$2,159	$—	$2,159
Up 300 basis points	$3,238	$—	$3,238

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Form 10-K, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Form 10-K are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended June 30, 2024, there have been no material changes from the risk factors set forth in the Company’s most recent Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Report or are hereby incorporated by reference to exhibits previously filed with the SEC:

24.1*	Power of Attorney for John W. Lane.

24.2*	Power of Attorney for Crystal Porter.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously filed as an exhibit to the Company’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: August 13, 2024	By:	/s/ John W. Lane*
John W. Lane
President
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Crystal Porter*
Crystal Porter
Treasurer
(Principal Financial and Accounting Officer)

Date: August 13, 2024	*By:	/s/ William J. Bielefeld
William J. Bielefeld
As attorney-in-fact

*	Pursuant to power of attorney filed herewith.