Form 10-Q
period 2024-09-30
PIMCO Capital Solutions BDC Corp.
filed 2024-11-13
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “
smaller
reporting company” and “emerging growth company” in Rule
12b-2
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
of the
Exchange
Act).  Yes ☐ No ☒
The issuer had 21,602,602 shares of common stock, $0.001 par value per share, outstanding as of November 13, 2024.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $211,709 and $220,859, respectively)	$208,185	$215,975
Financial derivative instruments
Over the counter	9	—
Cash	934	2,306
Restricted cash	1,649	1,009
Foreign currency, at value (cost of $12 and $0, respectively)	10	—
Interest receivable	2,147	2,428
Receivable for paydowns of investments	129	59
Organizational costs paid by Advisor	—	194
Deferred financing fee	—	2,280

Total Assets	$213,063	$224,251

Liabilities
Debt (net of deferred financing cost)	11,559	—
Financial derivative instruments
Over the counter	32	—
Payable for investments purchased	100	—
Interest payable	1,123	325
Accrued administration fee	74	87
Organizational costs payable to Advisor	1,152	1,153
Offering costs payable to Advisor	20	20
Directors fee reimbursement to Advisor	154	152
Accrued legal fee	272	153
Accrued commitment fee	173	171
Other payable	302	140

Total Liabilities	$14,961	$2,201

Commitments & Contingencies (Note 8)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 21,602,602 and 25,387,884 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$22	$25
Paid-in-capital in excess of par	220,619	253,745
Distributable earnings (loss)	(22,539)	(31,720)

Total Net Assets	$198,102	$222,050

Total Liabilities and Net Assets	$213,063	$224,251

Net asset value per share	$9.17	$8.75

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$3,089	$4,003	$11,737	$14,053
Payment in-kind interest	2,785	2,952	6,031	6,327
Other income	45	45	147	54

Total investment income	$5,919	$7,000	$17,915	$20,434

Expenses
Management fee	$620	$753	$1,878	$2,233
Directors fee	42	61	128	184
Administration fee	74	90	223	268
Interest expense	1,634	63	2,261	70
Tax expense	40	21	124	22
Offering costs	—	—	—	10
Legal expenses	33	65	133	250
Other expenses	31	160	194	241
Recoupment of prior expenses paid by the Advisor	21	101	193	300

Total expenses	$2,495	$1,314	$5,134	$3,578
Less: Waivers (Note 3)	(620)	(753)	(1,878)	(2,233)

Net expenses	1,875	561	3,256	1,345
Net investment income (loss)	$4,044	$6,439	$14,659	$19,089

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	77	(15,073)	(339)	(32,995)
Foreign currency	(15)	—	(15)	—

Total net realized gain (loss)	62	(15,073)	(354)	(32,995)

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	725	7,109	1,360	23,844
Over the counter financial derivative instruments	(23)	—	(23)	—
Foreign currency	(2)	—	(2)	—

Total change in unrealized appreciation (depreciation)	700	7,109	1,335	23,844

Net realized and unrealized gains (losses)	762	(7,964)	981	(9,151)

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,806	$(1,525)	$15,640	$9,938

Weighted average shares outstanding (basic and diluted)	21,602,602	25,387,884	21,934,160	25,387,884
Net Investment income (loss) per share (basic and diluted)	$0.19	$0.25	$0.67	$0.75
Earnings (loss) per share (basic and diluted)	$0.22	$(0.06)	$0.71	$0.39

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in
thousands
, except share and per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Increase (Decrease) in Net Assets Resulting from
Operations:
Net investment income	$4,044	$6,439	$14,659	$19,089
Net realized gain (loss)	62	(15,073)	(354)	(32,995)
Net change in unrealized appreciation (depreciation)	700	7,109	1,335	23,844

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,806	$(1,525)	$15,640	$9,938

Distributions to stockholders from:
Distributable earnings	(3,250)	(4,800)	(6,350)	(7,800)

Total distributions to stockholders	(3,250)	(4,800)	(6,350)	(7,800)

Capital Share Transactions
Redemption of common shares	$—	$—	$(33,238)	$—

Net Increase (Decrease) in Net Assets Resulting from
Capital Share Transactions	$—	$—	$(33,238)	$—

Total Increase (Decrease) in Net Assets	$1,556	$(6,325)	$(23,948)	$2,138

Net Assets
Beginning of period	$196,546	$242,258	$222,050	$233,795

End of period	$198,102	$235,933	$198,102	$235,933

Capital Share Activity
Shares redeemed	—	—	(3,785,282)	—

Net Increase (Decrease) in Shares Outstanding	—	—	(3,785,282)	—

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$15,640	$9,938
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(42,953)	(35,907)
Proceeds from sales of long-term securities	37,341	20,821
Sales (Purchases) of short-term portfolio investments, net	22,523	14,586
Net change in unrealized (appreciation) depreciation on investments	(1,360)	(23,844)
Net change in unrealized (appreciation) depreciation on over the counter financial derivative instruments	23	—
Net realized (gain) loss on investments	339	32,995
Payment in-kind interest	(6,031)	(6,327)
Net (accretion) on investments	(1,802)	(2,105)
Paydown (gain)	(267)	(96)
Amortization of deferred financing cost	202	70
Amortization of deferred offering costs	—	10
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	281	(760)
(Increase) decrease in paydown receivable	(70)	—
(Increase) decrease in organizational costs paid by Advisor	194	301
(Increase) decrease in due from affiliate	—	2
Increase (decrease) in due to affiliate	—	(435)
Increase (decrease) in interest payable	798	—
Increase (decrease) in accrued administration fee	(13)	(4)
Increase (decrease) in organizational costs payable to Advisor	(1)	—
Increase (decrease) in payable for investments purchased	100	—
Increase (decrease) in directors fee reimbursement to Advisor	2	(61)
Increase (decrease) in accrued legal fee	119	250
Increase (decrease) in accrued commitment fee	2	—
Increase (decrease) in other payable	162	222
Increase (decrease) in other liabilities	—	185

Net cash provided by (used for) operating activities	$25,229	$9,841

Cash Flows From Financing Activities:
Proceeds from debt issuance	$13,640	$—
Redemption of common shares	(33,238)	—
Distributions paid	(6,350)	(7,800)
Deferred financing fees paid	(3)	(2,423)

Net cash provided by (used for) financing activities	$(25,951)	$(10,223)

Net increase (decrease) in cash, restricted cash and foreign currency	(722)	(382)

Cash, restricted cash and foreign currency, beginning of period	3,315	800

Cash, restricted cash and foreign currency, end of period	$2,593	$418

Supplemental and Cash Flow Information:
Interest paid during the period	$1,261	$—
Tax expenses paid during the period	$84	$22

Supplemental and Non-Cash Information:
Exchange of investments	25,652	12,900

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Chemicals
Puris LLC Term Loan (3)(8)	SOFR + 5.750%	10.418%	06/30/2031	4,868	$4,796	$4,863	2.45%

Total Chemicals					4,796	4,863	2.45%
Consumer Services
BCPE Empire Holdings, Inc. Term Loan (8)	SOFR + 4.000%	8.845%	12/11/2028	4,978	4,987	4,986	2.52%

Total Consumer Services					4,987	4,986	2.52%
Diversified Manufacturing
TK Elevator Midco GmbH Facility B2 Loan (2)(10)	SOFR + 3.500%	8.588%	04/30/2030	2,475	2,475	2,483	1.25%

Total Diversified Manufacturing					2,475	2,483	1.25%
Entertainment
AP Core Holdings II, LLC Term B-2 Loan	SOFR + 5.614%	10.460%	09/01/2027	968	959	888	0.45%
SubCalidora 2 S.a r.l. Term Loan (2)(3)(11)	EURIBOR + 5.750%	9.340%	08/14/2029	2,384	2,522	2,601	1.31%

Total Entertainment					3,481	3,489	1.76%
Financial Other
Asurion, LLC B-12 Term Loan (8)	SOFR + 4.250%	9.095%	09/19/2030	5,011	4,953	4,930	2.49%
Nuvei Technologies Corp. Term Loan	SOFR + 3.000%	8.326%	07/21/2031	100	100	99	0.05%

Total Financial Other					5,053	5,029	2.54%
Food and Beverage
Triton Water Holdings, Inc. Initial Term Loan (8)	SOFR + 3.512%	8.115%	03/31/2028	4,987	4,987	4,984	2.52%

Total Food and Beverage					4,987	4,984	2.52%
Healthcare
U.S. Renal Care, Inc. Closing Date Term Loan	SOFR + 5.114%	9.960%	06/20/2028	1,579	1,031	1,445	0.73%

Total Healthcare					1,031	1,445	0.73%
Industrial Other
Apex Service Partners, LLC Delayed Term Loan (3)	SOFR + 5.000%	9.857%	10/24/2030	760	80	81	0.04%

Total Industrial Other					80	81	0.04%
Insurance Life
Integrity Marketing Acquisition, LLC Incremental Term Loan (3)	SOFR + 5.000%	10.081%	08/25/2028	9,172	9,163	9,146	4.62%

Total Insurance Life					9,163	9,146	4.62%
IT Services
Alorica, Inc. Term Loan (3)	SOFR + 6.875%	11.720%	12/21/2027	11,565	11,477	11,397	5.75%

Total IT Services					11,477	11,397	5.75%
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (8)	SOFR + 3.175%	8.020%	04/13/2029	1,819	1,760	1,812	0.92%
LABL, Inc. Initial Dollar Term Loan (8)	SOFR + 5.100%	9.945%	10/29/2028	5,000	4,901	4,897	2.47%

Total Packaging					6,661	6,709	3.39%
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (8)	SOFR + 4.100%	8.704%	10/01/2027	2,221	2,207	2,119	1.07%

Total Pharmaceuticals					2,207	2,119	1.07%
Retailers
LBM Acquisition, LLC Incremental Term Loan (8)	SOFR + 3.850%	8.968%	06/06/2031	2,211	1,856	2,172	1.09%

Total Retailers					1,856	2,172	1.09%
Technology
Cloud Software Group, Inc. Term Loan (8)	SOFR + 4.000%	8.604%	03/30/2029	2,481	2,489	2,474	1.25%
CoreWeave Compute Acquisition Co. IV, LLC Initial Term Loan (3)	SOFR + 6.000%	10.604%	05/16/2029	851	851	854	0.43%
Cotiviti, Inc. Initial Term Loan (3)	SOFR + 3.250%	8.451%	05/01/2031	4,987	4,994	4,991	2.52%
Endurance International Group Holdings, Inc. Initial Term Loan (8)	SOFR + 3.614%	8.810%	02/10/2028	6,841	6,590	6,066	3.06%
Mavenir Systems, Inc. Initial Term Loan (2)	SOFR + 5.012%	10.073%	08/18/2028	9,750	9,679	6,579	3.32%
McAfee Corp. Term Loan (8)	SOFR + 3.250%	8.451%	03/01/2029	2,340	2,211	2,334	1.18%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Technology (continued)
MH Sub I, LLC Term Loan (8)	SOFR + 4.250%	9.095%	05/03/2028	2,475	$2,399	$2,462	1.24%
Planview Parent, Inc. Incremental Term Loan (8)	SOFR + 3.750%	8.354%	12/17/2027	6,858	6,871	6,871	3.47%
Polaris Newco, LLC Dollar Term Loan (8)	SOFR + 4.262%	9.514%	06/02/2028	2,382	2,323	2,345	1.19%
Renaissance Holding Corp. Initial Term Loan	SOFR + 4.250%	9.095%	04/05/2030	4,987	4,994	4,991	2.52%

Total Technology					43,401	39,967	20.18%

Wireless
Windstream Services, LLC Incremental Term Loan (3)	SOFR + 4.100%	8.945%	02/23/2027	7,000	6,783	7,000	3.53%

Total Wireless					6,783	7,000	3.53%

Total First Lien Senior Secured					108,438	105,870	53.44%

Second Lien Senior Secured
Chemicals
K2 Pure Solutions Nocal Holding Term Loan (3)(6)(9)	N/A	17.000%	01/30/2029	5,241	4,854	5,145	2.60%

Total Chemicals					4,854	5,145	2.60%
Technology
Altar BidCo, Inc. Initial Term Loan	SOFR + 5.600%	10.399%	02/01/2030	2,900	2,877	2,831	1.43%

Total Technology					2,877	2,831	1.43%

Total Second Lien Senior Secured					7,731	7,976	4.03%

Senior Unsecured
Consumer Services
LEAF Home Solutions Note (3)(6)(8)	N/A	12.000%	02/26/2027	36,219	36,127	35,192	17.76%

Total Consumer Services					36,127	35,192	17.76%
Technology
GCOM (3)(6)(9)	N/A	17.000%	02/16/2029	15,084	12,649	12,971	6.55%

Total Technology					12,649	12,971	6.55%

Total Senior Unsecured					48,776	48,163	24.31%

Total Debt Investments					164,945	162,009	81.78%

Corporate Bonds
Automotive
Rivian Holdings/Auto LLC 144A (2)	SOFR + 5.625%	11.359%	10/15/2026	18,601	18,433	18,834	9.51%

Total Automotive					18,433	18,834	9.51%

Total Corporate Bonds					18,433	18,834	9.51%

Common Stocks
Chemicals
K2 Propco Class S Units (3)(7)(9)	N/A	N/A	N/A	897	285	421	0.21%
K2 Pure Solutions Class S Units (3)(7)(9)	N/A	N/A	N/A	113	36	53	0.03%

Total Chemicals					321	474	0.24%
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	N/A	25,000	359	158	0.08%

Total Retailers					359	158	0.08%

Total Common Stocks					680	632	0.32%

Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	09/08/2028	47,166	—	—	0.00%

Total Retailers					—	—	0.00%
Technology
GCOM (3)(7)(9)	N/A	N/A	08/11/2033	2,491,250	2,491	1,546	0.78%

Total Technology					2,491	1,546	0.78%

Total Warrants					2,491	1,546	0.78%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2024
(Amounts in thousands)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill	N/A	4.527%	10/24/2024	3,200	$3,190	$3,190	1.61%
U.S. Treasury Bill	N/A	4.586%	10/29/2024	5,800	5,776	5,779	2.92%
U.S. Treasury Bill	N/A	4.537%	10/31/2024	8,500	8,466	8,467	4.27%
U.S. Treasury Bill	N/A	4.592%	11/12/2024	1,800	1,790	1,790	0.90%
U.S. Treasury Bill	N/A	4.491%	12/19/2024	2,500	2,475	2,475	1.25%
U.S. Treasury Bill	N/A	4.490%	12/24/2024	3,500	3,463	3,463	1.75%

Total U.S. Treasury Bills					25,160	25,164	12.70%

Total Short-Term Investments					25,160	25,164	12.70%

Total Non-Controlled, Non-Affiliated Investments					$211,709	$208,185	105.09%

Total Investments					$211,709	$208,185	105.09%

(1)	All investments are U.S. domiciled, unless otherwise indicated.
(2)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, total non-qualifying
assets at fair value represented 15.4% of the Company’s total net assets calculated in accordance with the 1940 Act.

(3)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements.
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”) or Euro Interbank Offered Rate (“EURIBOR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of September 30, 2024, the reference rates for the floating rate loans were the 1 Month SOFR of 4.85%, 3 Month SOFR of 4.59%, 6 Month SOFR of 4.25%, 1 Month EURIBOR of 3.35%, 3 Month EURIBOR of 3.11% and 6 Month EURIBOR of 3.28%.

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

(10)	Investment is Germany domiciled.
(11)	Investment is Spain domiciled.
ADDITIONAL INFORMATION
Foreign currency forward contracts (amounts in thousands):

Counterparty	Currency Purchased		Currency Sold		Settlement	Unrealized Appreciation (Depreciation)
Standard Chartered Bank	USD	2,546	EUR	2,310	10/2/2024	$(25)
Wells Fargo Bank, N.A.	EUR	1,008	USD	1,127	10/2/2024	(5)
Royal Bank of Canada	EUR	1,001	USD	1,116	10/2/2024	(2)
Wells Fargo Bank, N.A.	USD	1,129	EUR	1,008	11/4/2024	5
Royal Bank of Canada	USD	1,118	EUR	1,001	11/4/2024	2
Standard Chartered Bank	USD	338	EUR	301	11/4/2024	2

Total foreign forward currency contracts						$(23)

EUR Euro
USD U.S. Dollar

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
September 30, 2024
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
As of September 30, 2024, the Company had total Capital Commitments of $216,026 (amount in thousands), of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
and Articles 6, 10 and 12 of Regulation
S-X.
Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations for the three months and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The cons olida
ted balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
Basis of Consolidation
As provided under ASC Topic 946 and Regulation
S-X,
the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Emerald CS LLC, Ruby CS LLC, Amber CS LLC, Citrine CS LLC, Diamond CS LLC, Opal CS LLC, Quartz CS LLC, Jade CS LLC, Pearl CS LLC, Sapphire CS LLC, Topaz CS LLC, Garnet CS LLC, Turquoise CS LLC, Aquamarine CS LLC, Tanzanite CS LLC, Peridot CS LLC, Cobalt CS LLC, Sunstone CS LLC and Silver CS LLC. All material intercompany transactions are eliminated in consolidation.
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
Deferred Financing Fees
Deferred financing fees represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2024 and December 31, 2023, the Company had deferred financing costs of $
2,081
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
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of September 30, 2024 and December 31, 2023, $0 and $194, respectively (amounts in thousands), were recoverable by the Advisor for organizational expenses paid on the Company’s behalf and are recorded as “Organizational costs paid by Advisor” on the Consolidated Statements of Assets and Liabilities. As of September 30, 2024 and December 31, 2023, $1,152 and $1,153, respectively (amounts in thousands), owed to the Advisor for organizational expenses paid on the Company’s behalf and are recorded as “Organizational costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of both September 30, 2024 and December 31, 2023, there were $0 recoverable by the Advisor for offering costs paid on the Company’s behalf. As of both September 30, 2024 and December 31, 2023, there were $20 (amount in thousands) owed to the Advisor for offering costs paid on the Company’s behalf, which were recorded as “Offering costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
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

Legal Expense
Legal expenses are primarily for legal guidance related to investments, financing, co-investment
matters and Board Member advice. These expenses are included as Legal expenses on the Consolidated Statement of Operations and Legal expenses payable on the Consolidated Statements of Assets and Liabilities.
Cash and Foreign Currency Translations
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
.
Amounts denominated in foreign currencies are translated into USD on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.
The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment
assets and liabilities, if any, are included with the net change in unrealized gains (losses) on foreign currency on the Consolidated Statements of Operations.
Foreign securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.
Cash, restricted cash and foreign currency consisted of the following as of September 30, 2024 and December 31, 2023. Foreign currency cost is disclosed on the Consolidated Statements of Assets and Liabilities.

	September 30, 2024	December 31, 2023
Cash	$934	$2,306
Restricted Cash	1,649	1,009
Foreign Currency	10	—

Total cash, restricted cash and foreign currency in the Consolidated Statement of Cash Flows	$2,593	$3,315

Derivatives
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined
price at a future date. Foreign currency forward contracts are marked-to-market
at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded on the Consolidated Statements of Assets and Liabilities by the counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value, and records changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts in the Consolidated Statements of Operations.
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
The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2024. As of September 30, 2024, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are the years 2022-2023 (with limited exceptions), assuming tax filings have been made for the previous two years.
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
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-07,
“Improvements to Reportable Segment Disclosures,” which enhances the disclosures required for reportable segments on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and allows for early adoption with updates applied retrospectively. At this time, management is evaluating the implications of these changes on the consolidated financial statements. The Company does not expect the adoption of ASU
2023-07
to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU
2023-09,
“Improvements to Income Tax Disclosures,” which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. At this time, management is evaluating the implications of these changes on the consolidated financial statements. The Company does not expect the adoption of ASU
2023-09
to have a material impact on its consolidated financial statements.
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

For the three months ended September 30, 2024 and 2023, the Company incurred a management fee of $620 and $753, respectively (amounts in thousands), of which 100% was waived by the Advisor. For the nine months ended September 30, 2024 and 2023, the Company incurred a management fee of $1,878 and $2,233, respectively (amounts in thousands), of which 100% was waived by the Advisor.
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
For the three months ended September 30, 2024 and 2023, the Company incurred an administration fee of $74 and $90, respectively (amounts in thousands). For the nine months ended September 30, 2024 and 2023, the Company incurred an administration fee of $223 and $268, respectively (amounts in thousands).
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2025. During the three month period ended September 30, 2024 and the year ended December 31, 2023, the Advisor paid directors fees on behalf of the Company. As of September 30, 2024 and the year ended December 31, 2023, $154 and $152, respectively (amounts in thousands), are reimbursable to the Advisor for directors fees and are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended September 30, 2024 and 2023, the Company waived organization costs of $0 and $0, respectively. For the nine months ended September 30, 2024 and 2023, the Company waived organization costs of $0 and $0, respectively.
For the three months ended September 30, 2024 and 2023, the Advisor recouped $21 and $101, respectively (amounts in thousands), from the Company for prior expenses paid and were recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations. For the nine months ended September 30, 2024 and 2023, the Advisor recouped $193 and $300, respectively (amounts in thousands), from the Company for prior expenses paid and were recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations.

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
co-investments
imposes extensive conditions on any
co-investments
made in reliance on such relief.
See
Note 1. Organization
for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2024 and December 31, 2023, the Company’s average asset coverage ratio was 1,813.83% and 0%, respectively.
The Company’s outstanding debt as of September 30, 2024 was as follows (amounts in thousands):

	September 30, 2024
	Aggregated Principal Committed	Outstanding Principal	Deferred Issuance Cost	Carrying Value	Amount Available
Credit Facility	$100,000	$(13,640)	$2,081	$(11,559)	$86,360

Total	$100,000	$(13,640)	$2,081	$(11,559)	$86,360

Credit Facility
On June 19, 2023, Amber CS LLC (the “Subsidiary”), as borrower and portfolio asset servicer, a wholly-owned financing subsidiary of the Company, Topaz CS LLC, as equity holder of Subsidiary, and Opal CS LLC and Quartz CS LLC, as Subsidiary guarantors, entered into a loan servicing agreement (the “Credit Facility”) with Massachusetts Mutual Life Insurance Company, as initial lender, administrative agent, facility servicer, and collateral custodian, and MassMutual Ascend Life Insurance Company, as initial lender. Under the Credit Facility, the maximum aggregate committed borrowing amount is $150,000 (amount in thousands) (the “Maximum Facility Amount”) with a scheduled maturity date of June 19, 2032. On June 10, 2024, the maximum aggregate committed borrowing amount was reduced to $100,000 (amount in thousands).
The facility bears interest at a rate of the applicable Benchmark plus (a) 2.85% for SOFR advances, and (b) 1.85% for an advance bearing interest at the alternate base rate which is a rate of interest per annum equal to the higher of (a) the Prime Rate in effect on such day; and (b) the Federal Funds Rate in effect on such day plus
0.5
% per annum (as such terms are defined in the Credit Facility). The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of .40% per annum (as such terms are defined in the Credit Facility). The Minimum Usage Amount is (a) zero prior to June 19, 2024, and (b) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after June 19, 2024. The Subsidiary pays a Utilization Fee (as such term is defined in the Credit Facility) for the difference between (a) the amount of interest that would have accrued under this Credit Facility on the principal amount of the advances if the advances outstanding was equal to the Minimum Usage Amount and (b) the amount of interest that actually accrued under this Credit Facility on the principal amounts of the advances. The Subsidiary also pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee (as such term is defined in the Credit Facility) of $5, an Agent Fee in an annual amount of $25, and a Rating fee of $175 for the initial rating and an annual fee of $45 thereafter (amounts in thousands).
The Credit Facility contains certain covenants including: (i) the Subsidiary acquiring a Debt Rating of
BBB-,
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of September 30, 2024, the Company is in compliance with these covenants.

Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cash flows, are pledged as collateral for the Credit Facility.
In connection with the establishment of the loan facility, the Company paid upfront fees and incurred legal expenses of $2,427 (amount in thousands), which are being amortized into interest expense through the scheduled maturity date of June 19, 2032. The Company had $13,640 (amount in thousands) of outstanding borrowings as of September 30, 2024. Interest expense, inclusive of Utilization Fees and other debt administration fees, related to the borrowings and amortization of deferred financing costs are disclosed as a component of interest expense on the Consolidated Statements of Operations. For the three months ended September 30, 2024 and 2023, the Company had interest expense of $1,634 and $63, respectively, inclusive of amortization expense for deferred financing fees of $68 and $63, respectively, utilization fee of $1,196 and $0, respectively, unused commitment fee of $38 and $0, respectively, debt administration fee of $56 and $0, respectively, and stated interest expense of $276 and $0, respectively (amounts in thousands). For the nine months ended September 30, 2024 and 2023, the Company had interest expense of $2,261 and $70, respectively, inclusive of amortization expense for deferred financing fees of $199 and $70, respectively, utilization fee of $1,374 and $0, respectively, unused commitment fee of $314 and $0, respectively, debt administration fee of $98 and $0, respectively, and stated interest expense of $276 and $0, respectively (amounts in thousands).
The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and the year ended December 31, 2023 was 67.72% and 0.00% and 8.28% and 0.00% attributable to stated interest, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and the year ended December 31, 2023 was $4,460 and $0 (amounts in thousands).
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
Investments at fair value and cost consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Secured	$108,438	$105,870	$97,624	$95,381
Second Lien Secured	7,731	7,976	2,875	2,878
Senior Unsecured	48,776	48,163	42,712	40,061
Corporate Bonds	18,433	18,834	28,255	28,658
Common Stocks	680	632	359	263
Warrants	2,491	1,546	2,491	2,181
Short-Term Investments	25,160	25,164	46,543	46,553

Total investments	$211,709	$208,185	$220,859	$215,975

The industry composition of investments as a percentage of total investments based on fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Automotive	9.0%	13.3%
Chemicals	5.0%	—%
Consumer Services	19.3%	14.8%
Diversified Manufacturing	1.2%	1.1%
Entertainment	1.7%	6.9%
Financial Other	2.4%	1.2%
Food and Beverage	2.4%	—%
Healthcare	0.7%	0.6%
Industrial Other	0.1%	—%
Insurance Life	4.4%	4.3%
Packaging	3.2%	2.1%
Pharmaceuticals	1.0%	1.0%
Retailers	1.1%	3.2%
Technology	27.5%	21.2%
Treasury Bills	12.1%	21.5%
IT Services	5.5%	5.6%
Wireless	3.4%	3.2%

Total	100.0%	100.0%

As of September 30, 2024, 97.6% of investments held were based in the United States, 1.2% of investments held were based in Germany and 1.2% of investments were held in Spain.
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
The following tables summarize the fair value of the Company’s investments as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$64,938	$40,932	$105,870
Second Lien Senior Secured	—	2,831	5,145	7,976
Senior Unsecured	—	—	48,163	48,163
Corporate Bonds	—	18,834	—	18,834
Common Stocks	—	—	632	632
Warrants	—	—	1,546	1,546
Short-Term Investments	—	25,164	—	25,164

Total assets	$—	$111,767	$96,418	$208,185

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$69,807	$25,574	$95,381
Second Lien Senior Secured	—	2,878	—	2,878
Senior Unsecured	—	—	40,061	40,061
Corporate Bonds	—	28,658	—	28,658
Common Stocks	—	—	263	263
Warrants	—	—	2,181	2,181
Short-Term Investments	—	46,553	—	46,553

Total assets	$—	$147,896	$68,079	$215,975

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
The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands) for the nine months ended September 30, 2024 and 2023:

	Beginning Balance at 12/31/2023	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 9/30/24
Term Loans First Lien Secured	$25,574	$13,266	$0	($5,327)	$93	$238	$158	$6,930	$0	$40,932
Term Loans Second Lien Secured	0	4,820	0	0	34	0	291	0	0	5,145
Term Loans Senior Unsecured	40,061	7,725	0	(1,935)	266	7	2,039	0	0	48,163
Common Stocks	263	642	0	(320)	0	0	47	0	0	632
Unlisted Warrants	2,181	0	0	0	0	0	(635)	0	0	1,546

Totals	$68,079	$26,453	$0	($7,582)	$393	$245	$1,900	$6,930	$0	$96,418

	Beginning Balance at 12/31/2022	Net Purchases and Drawdowns (1)	In-Kind Contributions	Net Sales and Paydowns (2)	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 9/30/23
Term Loans First Lien Secured	$22,082	$18,195	$0	($849)	$115	($3,758)	$5,354	$0	($6,930)	$34,209
Term Loans Second Lien Secured	8,062	0	0	(5,945)	36	(13,930)	11,777	0	0	0
Term Loans Senior Unsecured	25,562	13,535	0	0	47	0	644	0	0	39,788
Common Stocks	0	359	0	0	0	0	(97)	0	0	262
Unlisted Warrants	0	2,491	0	0	0	0	0	0	0	2,491

Totals	$55,706	$34,580	$0	($6,794)	$198	($17,688)	$17,678	$0	($6,930)	$76,750

(1)	Purchases and Drawdowns may include securities received in corporate actions and restructurings.
(2)	Sales and Paydowns may include securities delivered in corporate actions and restructuring of investments.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Fair Value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$31,404	Discounted Cash Flow	Discount Rate	8.71% – 19.00%	11.47%
	14,592	Third Party Vendor	Broker Quote	98.00% – 100.06%	99.66%
	81	Recent Transaction	Purchase Price	n/a	n/a
Senior Unsecured	48,163	Discounted Cash Flow	Discount Rate	13.71% – 22.12%	15.97%
Common Stocks	474	Comparable Multiple	EBITDA Multiple	n/a	5.75x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	20.75%/ 0.50x
Warrants	1,546	Comparable Multiple	EBITDA Multiple	n/a	10.00 x , 9.50 x

Total Assets	$96,418

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$25,574	Discounted Cash Flow	Discount Rate	10.67% – 16.39%	12.23%
Senior Unsecured	40,061	Discounted Cash Flow	Discount Rate	15.41% – 23.37%	17.50%
Common Stocks	263	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	17.25%/ 0.55x
Warrants	2,181	Comparable Multiple	EBITDA Multiple	n/a	10.00 x

Total Assets	$68,079

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
7. Derivatives
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs over-the-counter
derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default
(close-out
netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included on the Consolidated Statements of Assets and Liabilities as other assets. There has been no cash collateral received or paid from the counterparty. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be in good standing and by monitoring the financial stability of those counterparties.
For the three and nine months ended September 30, 2024, the Company’s average USD notional exposure to foreign currency forward contracts was $8 and $3, respectively (amounts in thousands). For the three and nine months ended September 30, 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $0 and $0, respectively.
The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities were as follows (amounts in thousands):

Reporting Date	Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets or (Liabilities)	Collateral(Received) Pledged (1)	Net Amounts (2)
September 30, 2024	Royal Bank of Canada	$2	$(2)	$—	$—	$—
September 30, 2024	Standard Chartered Bank	$2	$(25)	$(23)	$—	$(23)
September 30, 2024	Wells Fargo Bank, N.A.	$5	$(5)	$—	$—	$—

(1)	Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

There were no derivatives held at December 31, 2023.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(23)	—	(23)	—

Total net realized and unrealized gains (losses) on foreign currency forward contracts	(23)	—	(23)	—

8. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of September 30, 2024, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of September 30, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies (amounts in thousands):

Portfolio Company	Investment Type	September 30, 2024
Integrity Marketing Acquisition, LLC	Revolver	$741
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw Term Loan	$4,149
Apex Service Partners, LLC	Delayed Draw Term Loan	$675
Amber Acquisition Co, LLC—DwyerOmega	Term Loan	$5,000

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
9. Net Assets
Equity Issuance
For the three months and nine months ended September 30, 2024, the Company’s authorized stock consisted of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.
The Company did not hold a closing of the continuous Private Offering for the three months or nine months ended September 30, 2024.
Distributions
For the nine months ended September 30, 2024, the Board declared the following distributions:
On May 22, 2024, the Company paid a dividend of $0.14 per share to stockholders of record as of May 20, 2024.
On August 22, 2024, the Company paid a dividend of $0.29 per share to stockholders of record as of August 20, 2024.
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
The Tender Offer expired on January 25, 2024 and $33,238 (amount in thousands) was paid to PIMCO Capital Solutions US Feeder LP on January 31, 2024. The Company did not repurchase any other Shares during the three or nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, no Share repurchase was offered or requested and no Shares were repurchased.
10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three month periods and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net increase (decrease) in net assets resulting	$4,806	$(1,525)	$15,640	$9,938
from operations
Weighted average shares of common stock outstanding - basic and diluted	21,602,602	25,387,884	21,934,160	25,387,884
Earnings (loss) per common share (basic and diluted)	$0.22	$(0.06)	$0.71	$0.39

11. Financial Highlights

	Nine Months Ended
	September 30, 2024	September 30, 2023
Per share data:
Net asset value, beginning of period	$8.75	$9.21
Net investment income (loss) (1)	0.67	0.75
Net realized and unrealized gain (loss) on investment transactions (2)	0.04	(0.36)

Net increase (decrease) in net assets from operations (1)	0.71	0.39
Distributions declared (1)	(0.29)	(0.31)

Total increase (decrease) in net assets	0.42	0.08

Net asset value, end of period	$9.17	$9.29

Shares Outstanding, end of period	21,602,602	25,387,884
Total Return (3)	8.40%	4.26%
Ratios / supplemental data Ratio of expenses to average net assets, gross of waivers (4)(5)	3.46%	1.97%
Ratio of expenses to average net assets, net of waivers (4)(5)	2.18%	0.72%
Ratio of net investment income (loss) to average net assets (4)(5)	9.99%	10.74%
Net Assets, end of period	$198,102	$235,933
Weighted average shares outstanding	21,934,160	25,387,884
Total capital commitments, end of period	$216,026	$253,879
Weighted Average debt outstanding	4,459,926	—
Asset coverage ratio	1,813.83%	—
Portfolio turnover rate (6)	22.23%	10.30%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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
On November 6, 2024, the Board declared a dividend of $0.08 per share, which is payable on November 22, 2024 to stockholders of record as of November 20, 2024.

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

Portfolio, Investment Activity And Results Of Operations

As of September 30, 2024, the Company had investments, excluding cash equivalents, in 34 portfolio companies across 16 industries. Based on fair value as of September 30, 2024, approximately 71% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 71% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR or EURIBOR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.7% as of September 30, 2024. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of September 30, 2024, the Company’s estimated weighted average total yield of investments in debt securities was 11.2%. Weighted average yields are based on interest rates as of September 30, 2024.

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

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	September 30, 2024
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	201,606	96.8	34
Risk rating 3	6,579	3.2	1
Risk rating 4	—	—	—

	$208,185	100%	35

	December 31, 2023
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	214,762	99.4	25
Risk rating 3	1,213	0.6	1
Risk rating 4	—	—	—

	$215,975	100%	26

Consolidated Results Of Operations

The following table represents our operating results (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total investment income	$5,919	$7,000	$17,915	$20,434
Less: Net expenses	1,875	561	3,256	1,345

Net investment income (loss)	4,044	6,439	14,659	19,089

Net realized gain (loss)	62	(15,073)	(354)	(32,995)
Net change in unrealized appreciation (depreciation)	700	7,109	1,335	23,844

Net increase (decrease) in Net Assets resulting from operations	$4,806	$(1,525)	$15,640	$9,938

Investment income was as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
Interest income	$3,089	$4,003	$11,737	$14,053
Payment in-kind interest	2,785	2,952	6,031	6,327
Other income	45	45	147	54

Total Investment Income	$5,919	$7,000	$17,915	$20,434

For the three month periods and nine month periods ended September 30, 2024 and 2023, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $200 million as of September 30, 2024 and, as of such date, all of the Company’s debt investments were income producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Expenses:
Management fee	$620	$753	$1,878	$2,233
Directors fees	42	61	128	184
Administration fee	74	90	223	268
Interest expense	1,634	63	2,261	70
Tax expense	40	21	124	22
Offering costs	—	—	—	10
Legal expenses	33	65	133	250
Other expenses	31	160	194	241
Recoupment of prior expenses paid by the Advisor	21	101	193	300

Total expenses	$2,495	$1,314	$5,134	$3,578

Waivers	(620)	(753)	(1,878)	(2,233)

Net expenses	$1,875	$561	$3,256	$1,345

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

For the three month periods and nine month periods ended September 30, 2024 and 2023, we did not incur any excise tax.

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

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after (and including) such borrowing. As of September 30, 2024, our average asset coverage ratio was 1,813.83%.

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

On June 19, 2023, the Company, entered into the Credit Facility with Massachusetts Mutual Life Insurance Company under which the Company is permitted to borrow up to $150,000 (amount in thousands). On June 10, 2024, the maximum aggregate committed borrowing amount was reduced to $100,000 (amount in thousands).

As of September 30, 2024, the Company had $13,640 (amount in thousands) of outstanding borrowings. See “Note 4. Borrowings” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information.

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

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of September 30, 2024, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows (amount in thousands):

Unfunded Commitments	As of September 30, 2024
First Lien Senior Secured	$4,824

Unregistered Sales of Equity Securities

For the three month periods and nine month periods ended September 30, 2024 and 2023, the Company did not hold closings of our continuous private offering of Shares.

Distributions and Distribution Reinvestment

For the nine month period ended September 30, 2024, the Board declared the following distributions:

On May 22, 2024, the Company paid a dividend of $0.14 per share to stockholders of record as of May 20, 2024.

On August 22, 2024, the Company paid a dividend of $0.29 per share to stockholders of record as of August 20, 2024.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of September 30, 2024, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(330)	$—	$(330)
Up 100 basis points	$1,319	$—	$1,319
Up 200 basis points	$2,638	$—	$2,638
Up 300 basis points	$3,956	$—	$3,956

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Form 10-K, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Form 10-K are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended September 30, 2024, there have been no material changes from the risk factors set forth in the Company’s most recent Form 10-K.

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

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: November 13, 2024	By:	/s/ John W. Lane*
John W. Lane
President
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Crystal Porter*
Crystal Porter
Treasurer
(Principal Financial and Accounting Officer)

Date: November 13, 2024	*By:	/s/ William J. Bielefeld
William J. Bielefeld
As attorney-in-fact

*	Pursuant to power of attorney filed as an exhibit to the registrant’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.