Form 10-K
period 2024-12-31
PIMCO Capital Solutions BDC Corp.
filed 2025-03-18
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
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
The issuer had 23,080,085 shares of common stock, $0.001 par value per share, outstanding as of March
1
8
, 2025.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

Financing

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2024, the Company’s average asset coverage ratio was 813%. As of December 31, 2023, the Company did not have any borrowings outstanding and, therefore, the asset coverage ratio was not applicable.

The Company’s outstanding debt as of December 31, 2024 was as follows (amounts in thousands):

	December 31, 2024
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$100,000	$(28,182)	$71,818

Total	$100,000	$(28,182)	$71,818

(1)	The carrying value is presented gross of unamortized deferred financing costs of $2.0 million.

Credit Facility

On June 19, 2023, Amber CS LLC (the “Subsidiary”), as borrower and portfolio asset servicer, a wholly-owned financing subsidiary of the Company, Topaz CS LLC, as equity holder of Subsidiary, and Opal CS LLC and Quartz CS LLC, as Subsidiary guarantors, entered into a loan servicing agreement (the “Credit Facility”) with Massachusetts Mutual Life Insurance Company, as initial lender, administrative agent, facility servicer, and collateral custodian, and MassMutual Ascend Life Insurance Company, as initial lender. Under the Credit Facility, the maximum aggregate committed borrowing amount is $150 million (the “Maximum Facility Amount”) with a scheduled maturity date of June 19, 2032. On June 10, 2024, the maximum aggregate committed borrowing amount was reduced to $100 million.

The facility bears interest at a rate of the applicable Benchmark plus (a) 2.85% for the Secured Overnight Financing Rate (“SOFR”) advances, and (b) 1.85% for an advance bearing interest at the alternate base rate which is a rate of interest per annum equal to the higher of (a) the Prime Rate in effect on such day; and (b) the Federal Funds Rate in effect on such day plus 0.5% per annum (as such terms are defined in the Credit Facility). The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of 0.40% per annum (as such terms are defined in the Credit Facility). On November 14, 2024, the Credit Facility was amended (the “Second Amendment”) so that the Minimum Usage Amount is (a) zero prior to June 19, 2024, (b) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after June 19, 2024 to November 14, 2024, (c) an amount equal to 50% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after November 14, 2024 to May 14, 2025 and (d) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after May 15, 2025. The Subsidiary pays a Utilization Fee (as such term is defined in the Credit Facility) for the difference between (a) the amount of interest that would have accrued under this Credit Facility on the principal amount of the advances if the advances outstanding was equal to the Minimum Usage Amount and (b) the amount of interest that actually accrued under this Credit Facility on the principal amounts of the advances. The Subsidiary also pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee (as such term is defined in the Credit Facility) of $5, an Agent Fee in an annual amount of $25, and a Rating fee of $175 for the initial rating and an annual fee of $45 thereafter (amounts in thousands).

The Credit Facility contains certain covenants including: (i) the Subsidiary acquiring a Debt Rating of BBB-, BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of December 31, 2024, the Company is in compliance with these covenants.

Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cash flows, are pledged as collateral for the Credit Facility.

In connection with the establishment of the loan facility, the Company paid upfront fees and incurred legal expenses of $2,437 (amount in thousands), which are being amortized into interest expense through the scheduled maturity date of June 19, 2032. The Company had $28,182 and $0, respectively (amounts in thousands) of outstanding borrowings as of December 31, 2024 and December 31, 2023. Interest expense, inclusive of Utilization Fees and other debt administration fees, related to the borrowings and amortization of deferred financing costs are disclosed as a component of interest expense on the Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, the Company had interest expense of $3,551 and $469, respectively, inclusive of amortization expense for deferred financing costs of $270 and $144, respectively, utilization fee of $2,144 and $0, respectively, unused commitment fee of $356 and $325, respectively, debt administration fee of $131 and $0, respectively, and stated interest expense of $650 and $0, respectively (amounts in thousands).

The weighted average interest expense as a percentage of the aggregate borrowings outstanding for the years ended December 31, 2024 and December 31, 2023 was 42.49% and 0.00% with 7.78% and 0.00% attributable to stated interest expense, respectively. The weighted average debt of aggregate borrowings outstanding for the years ended December 31, 2024 and December 31, 2023 was $8,357 and $0, respectively (amounts in thousands).

Investment Objective and Strategy

The Company’s investment objectives are to generate current income and to a lesser extent longer-term capital appreciation. The Company invests primarily in privately negotiated loans and equity investments to middle-market companies generally with annual revenues greater than $20 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $50 million. To accomplish this, the Company plans to make direct investments in middle-market companies. The Company may make select investments in non-U.S. portfolio companies. The Company seeks to provide investors with access to:

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

Investments at fair value and cost consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$131,893	$129,359	$97,624	$95,381
Second Lien Senior Secured	7,838	8,212	2,875	2,878
Senior Unsecured	49,521	48,562	42,712	40,061
Corporate Bonds	18,452	18,732	28,255	28,658
Common Stocks	681	891	359	263
Warrants	2,491	1,480	2,491	2,181
Short-Term Investments	18,378	18,381	46,543	46,553

Total investments	$229,254	$225,617	$220,859	$215,975

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

PIMCO was founded in 1971 and renders investment management services to corporations, trustees, pension and profit sharing plans, charitable organizations, endowments and institutions for which it receives fees generally based upon the net asset value of its clients’ respective investment portfolios. PIMCO manages approximately $1.86 trillion in assets, including $1.48 trillion in third-party client assets, as of December 31, 2024. (Third-party client assets excludes assets managed on behalf of PIMCO’s parent’s affiliated companies.)

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

Advisory Agreement

On June 30, 2022, the Company entered into an advisory agreement with the Advisor (as amended, the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Company will pay the Advisor, quarterly in arrears, a base management fee calculated at an annual rate of 1.25% (the “Management Fee”). The Management Fee is calculated based on the average of the Company’s total net assets (including cash or cash equivalents but excluding assets purchased with borrowed amounts) as of the end of the two most recently completed calendar quarters. The Management Fee for any partial month or quarter is appropriately prorated. The Advisor has agreed to waive all Management Fees payable pursuant to the Advisory Agreement for so long as the only stockholders of the Company are affiliated entities of the Advisor. The Advisory Agreement does not provide for the payment of incentive fees. See “Risk Factors —Management Risk; Other Activities of Company Management.”

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

Financial Information about Industry Segments and Geographic Areas

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Automotive	8.3%	13.3%
Brokerage	3.1%	—
Chemicals	6.0%	—
Consumer Services	17.7%	14.8%
Diversified Manufacturing	1.1%	1.1%
Entertainment	—	6.9%
Financial Other	2.2%	1.2%
Food and Beverage	2.3%	—
Healthcare	2.2%	0.6%
Industrial Other	1.9%	—
Insurance Life	4.1%	4.3%
IT Services	5.0%	5.6%
Packaging	3.0%	2.1%
Pharmaceuticals	1.0%	1.0%
Retailers	2.6%	3.2%
Technology	31.4%	21.2%
Treasury Bills	8.1%	21.5%
Wireless	—	3.2%

Total	100.0%	100.0%

Certain U.S. Federal Income Tax Considerations

The following discussion is a brief summary of some of the U.S. federal income tax considerations relevant to the Company and an investment in the Company as a Stockholder. It is based upon the Code, the regulations promulgated thereunder, published rulings of the Internal Revenue Service (“IRS”) and court decisions, all as in effect on the date of this Report. All of the above authorities are subject to change (possibly retroactively) by legislative or administrative action.

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

In order to qualify as a RIC, the Company must, among other things,

1.	at all times during each taxable year maintain its election under the 1940 Act to be treated as a BDC;

2.

derive in each taxable year at least 90% of its gross income from dividends, interest, gains from the sale or other disposition of stock or securities and other specified categories of investment income; and

3.	diversify its holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of its taxable year,

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

Limitations on Deductibility of Certain Losses and Expenses.

If the Company is not treated as a “publicly offered regulated investment company” for any calendar year, then a U.S. Holder that is an individual, estate or trust will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S. Holder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Holder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Holder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Holder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Holder’s miscellaneous itemized deductions exceeds 2% of such U.S. Holder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code. Further, the Company would be required to report the relevant income and expenses, including the Management Fee, on Form 1099-DIV, and affected holders will be required to take into account their allocable share of such income and expenses. There is no assurance that the Company will be treated as a “publicly offered regulated investment company” with respect to any calendar year.

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

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the Non-U.S. Stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of the Company’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Company. Furthermore, in the case of shares of Company’s stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Company reported the payment as an interest-related dividend or short-term capital gain dividend. Since the Company’s Common Stock is subject to significant transfer restrictions, and an investment in the Company’s Common Stock will generally be illiquid, Non-U.S. Stockholders whose distributions on the Company’s Common Stock are subject to withholding of U.S. federal income tax may not be able to transfer their shares of the Company’s Common Stock easily or quickly or at all.

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

Emerging Growth Company

The Company is an emerging growth company as defined in the JOBS Act and is eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the consummation of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which the Company has total annual gross revenue of $1.235 billion or more, (ii) December 31 of the fiscal year in which the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of Common Stock held by non-affiliates exceeds $700 million, measured as of the last Business Day of the most recently completed second fiscal quarter, and the Company has been publicly reporting for at least 12 months), or (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three-year period. In addition, as an emerging growth company, the Company intends to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

Changes in Interest Rates May Affect Net Investment Income

The Company’s debt investments may be based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate or, with respect to loans or securities originated prior to June 30, 2023, LIBOR. General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of its interests and the rate of return on invested capital.

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

A changing interest rate environment magnifies the Company’s susceptibility to interest rate risk and may adversely affect the Company by diminishing yield and impacting performance. It is difficult to accurately predict the pace at which the Federal Reserve Board will increase or decrease interest rates, or the timing, frequency or magnitude of any increases or decreases, and the evaluation of macroeconomic and other conditions could cause a change in approach in the future. Any such changes could be sudden and unpredictable. Certain economic conditions and market environments will expose fixed-income and debt instruments to heightened volatility and reduced liquidity, which can negatively impact the Company’s performance or otherwise adversely impact the Company.

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

In October 2020, the SEC adopted a rule related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies that rescinded and withdrew the guidance of the SEC and its staff regarding asset segregation and cover transactions previously applicable to the Company’s use of such transactions. Subject to certain exceptions, the rule requires funds that trade derivatives and other transactions that create future payment or delivery obligations to comply with a value-at-risk leverage limit and certain derivatives risk management program and reporting requirements. Management has implemented changes in connection with the rule and has determined that there is no material impact to the Company’s financial statements.

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
non-U.S.
stockholder.
However, if reported by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on
non-U.S.
stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (
i.e.
, “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of the Company’s distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by the Company. Furthermore, in the case of shares of the Company’s stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Company reported the payment as an interest-related dividend or short-term capital gain dividend. Since the Company’s common stock will be subject to significant transfer restrictions, and an investment in its common stock will generally be illiquid,
non-U.S.
stockholders whose distributions on the common stock are subject to U.S. withholding tax may not be able to transfer their shares of the common stock easily or quickly or at all.
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

At December 31, 2024, the Company had total Capital Commitments of $216,026 (amount in thousands), of which 0% is unfunded.

Holders

As of March 18, 2025, there was one stockholder of record.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2024 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Portfolio, Investment Activity and Results of Operations

As of December 31, 2024, the Company had investments, excluding cash equivalents, in 39 portfolio companies across 15 industries. Based on fair value as of December 31, 2024, 76% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 76% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR or EURIBOR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.6% as of December 31, 2024. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of December 31, 2024, the Company’s estimated weighted average total yield of investments in debt securities was 10.0%. Weighted average yields are based on interest rates as of December 31, 2024.

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

Investments at fair value and cost consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$131,893	$129,359	$97,624	$95,381
Second Lien Senior Secured	7,838	8,212	2,875	2,878
Senior Unsecured	49,521	48,562	42,712	40,061
Corporate Bonds	18,452	18,732	28,255	28,658
Common Stocks	681	891	359	263
Warrants	2,491	1,480	2,491	2,181
Short-Term Investments	18,378	18,381	46,543	46,553

Total investments	$229,254	$225,617	$220,859	$215,975

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Automotive	8.3%	13.3%
Brokerage	3.1%	—
Chemicals	6.0%	—
Consumer Services	17.7%	14.8%
Diversified Manufacturing	1.1%	1.1%
Entertainment	—	6.9%
Financial Other	2.2%	1.2%
Food and Beverage	2.3%	—
Healthcare	2.2%	0.6%
Industrial Other	1.9%	—
Insurance Life	4.1%	4.3%
IT Services	5.0%	5.6%
Packaging	3.0%	2.1%
Pharmaceuticals	1.0%	1.0%
Retailers	2.6%	3.2%
Technology	31.4%	21.2%
Treasury Bills	8.1%	21.5%
Wireless	—	3.2%

Total	100.0%	100.0%

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	December 31, 2024
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	217,382	96.4	39
Risk rating 3	8,235	3.6	1
Risk rating 4	—	—	—

	$225,617	100%	40

	December 31, 2023
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	214,762	99.4	25
Risk rating 3	1,213	0.6	1
Risk rating 4	—	—	—

	$215,975	100%	26

Consolidated Results of Operations

The following table represents our operating results (amounts in thousands):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	June 10, 2022 (date of inception) to December 31, 2022
Total investment income	$24,035	$26,484	$10,886
Less: Net expenses	4,896	2,108	935

Net investment income (loss)	19,139	24,376	9,951

Net realized gain (loss)	(197)	(32,541)	42
Net change in unrealized appreciation (depreciation)	1,289	21,541	(19,837)

Net increase (decrease) in Net Assets resulting from operations	$20,231	$13,376	$(9,844)

Investment income was as follows (amounts in thousands):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	June 10, 2022 (date of inception) to December 31, 2022
Investment income:
Interest income	$17,099	$19,546	$9,262
Payment in-kind interest	6,780	6,874	1,624
Other income	156	64	—

Total Investment Income	$24,035	$26,484	$10,886

For the year ended December 31, 2024, December 31, 2023 and for the period June 10, 2022 (date of inception) to December 31, 2022, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $226 million as of December 31, 2024 and, as of such date, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows (amounts in thousands):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	June 10, 2022 (date of inception) to December 31, 2022
Expenses:
Management fee	$2,505	$2,955	$1,574
Directors fees	170	245	192
Administration fee	298	355	191
Interest expense	3,551	469	—
Organization costs	—	—	1,153
Tax expense	423	22	264
Offering costs	—	10	10
Legal expenses	188	153	—
Other expenses	73	43	129
Recoupment of prior expenses paid by the Advisor	193	811	—

Total expenses	$7,401	$5,063	$3,513

Waivers	(2,505)	(2,955)	(2,578)

Net expenses	$4,896	$2,108	$935

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

For the year ended December 31, 2024, December 31, 2023 and for the period June 10, 2022 (date of inception) to December 31, 2022, the Company did not incur any excise tax.

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

On June 19, 2023, the Company entered into the Credit Facility with Massachusetts Mutual Life Insurance Company under which the Company was permitted to borrow up to $150,000 (amount in thousands). On June 10, 2024, the maximum aggregate committed borrowing amount was reduced to $100,000 (amount in thousands).

As of December 31, 2024 and December 31, 2023, the Company had $28,182 and $0 (amounts in thousands), respectively, of outstanding borrowings. See Part I, Item 1 of this Report for more information.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of December 31, 2024 and December 31, 2023, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows (amounts in thousands):

Unfunded Commitments	As of December 31, 2024
First Lien Senior Secured	$5,542

Unfunded Commitments	As of December 31, 2023
First Lien Senior Secured	$709

Unregistered Sales of Equity Securities

For the years ended December 31, 2024 and December 31, 2023, the Company did not hold closings of its continuous Private Offering of Shares.

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

The following table summarizes distributions declared and the shares distributed pursuant to the DRIP during the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share	Shares Reinvested
May 20, 2024	May 20, 2024	May 22, 2024	$0.14	—
August 20, 2024	August 20, 2024	August 22, 2024	$0.29	—
November 20, 2024	November 20, 2024	November 22, 2024	$0.08	—
December 18, 2024	December 18, 2024	December 19, 2024	$0.59	1,477,482

The following table summarizes distributions declared during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 22, 2023	May 22, 2023	May 24, 2023	$0.12
August 22, 2023	August 22, 2023	August 24, 2023	$0.19
November 17, 2023	November 17, 2023	November 21, 2023	$0.14
December 20, 2023	December 20, 2023	December 22, 2023	$0.54

The following table summarizes distributions declared during the period June 10, 2022 (date of inception) through December 31, 2022:

Date Declared	Record Date	Payment Date	Dividend Per Share
November 9, 2022	November 9, 2022	November 14, 2022	$0.17
December 23, 2022	December 23, 2022	December 29, 2022	$0.23

Critical Accounting Estimates

The preparation of the Company’s financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this Report. We consider the most significant accounting policies to be those related to our Fair Value of Investments, Revenue Recognition, Deferred Financing Costs, Distribution Policy, and Income Taxes. There have been no material changes in our critical accounting policies and practices. The Company’s critical accounting policies, including those relating to the valuation of its investment portfolio, should be read in connection with the Company’s consolidated financial statements in Part I, Item 1 of this Report, “Risk Factors” in Part II, Item 1A of this Report, and “Risk Factors” in Item 1A of the Company’s registration statement on Form 10 (“Form 10”).

Related Party Transactions

The Company has entered into a number of business relationships with affiliated or related parties, including the following:

•	the Advisory Agreement;

•	the Administration Agreement; and

•	the Expense Reimbursement Agreement.

See Notes to the Consolidated Financial Statements - Note 3. Related Party Transactions.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of December 31, 2024, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(388)	$—	$(388)
Up 100 basis points	$1,551	$—	$1,551
Up 200 basis points	$3,102	$—	$3,102
Up 300 basis points	$4,652	$—	$4,652

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

Item 8. Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm PCAOB ID 238	54

Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	55

Consolidated Statements of Operations for the Years Ended December 31, 2024 and December 31, 2023, and Period June 10, 2022 (date of inception) to December 31, 2022	56

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2024 and December 31, 2023, and Period June 10, 2022 (date of inception) to December 31, 2022	57

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and December 31, 2023, and Period June 10, 2022 (date of inception) to December 31, 2022	58

Consolidated Schedules of Investments as of December 31, 2024 and December 31, 2023	59

Notes to Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PIMCO Capital Solutions BDC Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of PIMCO Capital Solutions BDC Corp. and its subsidiaries (the “Company”)
as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and for the period from June 10, 2022 (date of inception) to December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, and for the period from June 10, 2022 (date of inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian, brokers, and agent banks; when replies were not received from brokers and agent banks, we performed other auditing procedures. We believe
that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Kanasas City, Missouri
March 18, 2025
We have served as the Company’s auditor since 2022.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $229,254 and $220,859, respectively)	$225,617	$215,975
Financial derivative instruments
Over the counter	43	—
Cash	767	2,306
Restricted cash	1,348	1,009
Foreign currency, at value (cost of $83 and $0, respectively)	81	—
Interest receivable	2,765	2,428
Receivable for paydowns and sales of investments	5,111	59
Organizational costs paid by Advisor	—	194
Deferred financing costs	2,023	2,280

Total Assets	$237,755	$224,251

Liabilities
Debt	28,182	—
Payable for investments purchased	5,414	—
Interest payable	846	325
Accrued administration fee	75	87
Organizational costs payable to Advisor	1,109	1,153
Offering costs payable to Advisor	20	20
Directors fee reimbursement to Advisor	188	152
Accrued legal fee	326	153
Accrued commitment fee	156	171
Other liabilities	446	140

Total Liabilities	$36,762	$2,201

Commitments & Contingencies (Note 8)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 23,080,085 and 25,387,884 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	$23	$25
Paid-in-capital in excess of par	232,896	253,745
Distributable earnings (loss)	(31,926)	(31,720)

Total Net Assets	$200,993	$222,050

Total Liabilities and Net Assets	$237,755	$224,251

Net asset value per share	$8.71	$8.75

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)

	Year Ended December 31, 2024	Year Ended December 31, 2023	June 10, 2022 (date of inception) to December 31, 2022
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$17,099	$19,546	$9,262
Payment in-kind interest	6,780	6,874	1,624
Other income	156	64	—

Total investment income	$24,035	$26,484	$10,886

Expenses
Management fee	$2,505	$2,955	$1,574
Directors fee	170	245	192
Administration fee	298	355	191
Interest expense	3,551	469	—
Organizational costs	—	—	1,153
Tax expense	423	22	264
Offering costs	—	10	10
Legal expenses	188	153	—
Other expenses	73	43	129
Recoupment of prior expenses paid by the Advisor	193	811	—

Total expenses	$7,401	$5,063	$3,513
Less: Waivers (Note 3)	(2,505)	(2,955)	(2,578)

Net expenses	4,896	2,108	935
Net investment income (loss)	$19,139	$24,376	$9,951

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(302)	(32,541)	42
Over the counter financial derivative instruments	123	—	—
Foreign currency	(18)	—	—

Total net realized gain (loss)	(197)	(32,541)	42

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	1,248	21,541	(19,837)
Over the counter financial derivative instruments	43	—	—
Foreign currency	(2)	—	—

Total change in unrealized appreciation (depreciation)	1,289	21,541	(19,837)

Net realized and unrealized gains (losses)	1,092	(11,000)	(19,795)

Net Increase (Decrease) in Net Assets Resulting from Operations	$20,231	$13,376	$(9,844)

Weighted average shares outstanding (basic and diluted)	21,903,297	25,387,884	22,911,164
Net Investment income (loss) per share (basic and diluted)	$0.87	$0.96	$0.43
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.92	$0.53	$(0.43)
The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)

			June 10, 2022 (date
	Year Ended		of inception) to
	December 31, 2024	December 31, 2023	December 31, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$19,139	$24,376	$9,951
Net realized gain (loss)	(197)	(32,541)	42
Net change in unrealized appreciation (depreciation)	1,289	21,541	(19,837)

Net Increase (Decrease) in Net Assets Resulting from Operations	$20,231	$13,376	$(9,844)

Distributions to stockholders from:
Distributable earnings	(20,726)	(25,121)	(10,240)

Total distributions to stockholders	(20,726)	(25,121)	(10,240)

Capital Share Transactions
Issuance of common shares	$—	$—	$253,879
Reinvestment of stockholder distributions	12,676	—	—
Redemption of common shares	(33,238)	—	—

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(20,562)	$—	$253,879

Total Increase (Decrease) in Net Assets	$(21,057)	$(11,745)	$233,795

Net Assets
Beginning of period	$222,050	$233,795	$—

End of period	$200,993	$222,050	$233,795

Capital Share Activity
Shares issued	—	—	25,387,884
Shares reinvested	1,477,482	—	—
Shares redeemed	(3,785,282)	—	—

Net Increase (Decrease) in Shares Outstanding	(2,307,800)	—	25,387,884

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

			June 10, 2022 (date
	Year Ended		of inception) to
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$20,231	$13,376	$(9,844)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(80,030)	(81,550)	(85,388)
Proceeds from sales of long-term securities	51,309	107,778	13,332
Sales (Purchases) of short-term portfolio investments, net	29,674	(12,407)	(31,869)
Net change in unrealized (appreciation) depreciation on investments	(1,248)	(21,541)	19,837
Net change in unrealized (appreciation) depreciation on over the counter financial derivative instruments	(43)	—	—
Net realized (gain) loss on investments	302	32,541	(42)
Payment in-kind interest	(6,780)	(6,874)	(1,624)
Net (accretion) on investments	(2,390)	(2,737)	(1,346)
Paydown (gain)	(479)	(212)	(68)
Amortization of deferred financing costs	270	144	—
Amortization of deferred offering costs	—	10	10
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(337)	540	(2,968)
(Increase) decrease in paydown receivable and sales of investments	(5,052)	—	—
(Increase) decrease in organizational costs paid by Advisor	194	810	(1,004)
(Increase) decrease in deferred offering costs	—	—	(20)
(Increase) decrease in due from affiliate	—	2	(2)
Increase (decrease) in due to affiliate	—	(435)	435
Increase (decrease) in interest payable	521	325	—
Increase (decrease) in accrued administration fee	(12)	(7)	94
Increase (decrease) in organizational costs payable to Advisor	(44)	—	1,153
Increase (decrease) in payable for investments purchased	5,414	—	—
Increase (decrease) in offering costs payable to Advisor	—	—	20
Increase (decrease) in directors fee reimbursement to Advisor	36	(40)	192
Increase (decrease) in accrued legal fee	173	153	—
Increase (decrease) in accrued commitment fee	(15)	171	—
Increase (decrease) in other liabilities	306	13	127

Net cash provided by (used for) operating activities	$12,000	$30,060	$(98,975)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	$—	$—	$110,015
Proceeds from debt	28,182	—	—
Redemption of common shares	(33,238)	—	—
Distributions paid	(8,050)	(25,121)	(10,240)
Deferred financing costs paid	(13)	(2,424)	—

Net cash provided by (used for) financing activities	$(13,119)	$(27,545)	$99,775

Net increase (decrease) in cash, restricted cash and foreign currency	(1,119)	2,515	800

Cash, restricted cash and foreign currency, beginning of period	3,315	800	—

Cash, restricted cash and foreign currency, end of period	$2,196	$3,315	$800

Supplemental and Cash Flow Information:
Interest paid during the period	$2,760	$—	$—
Tax expenses paid during the period	$161	$22	$264

Supplemental and Non-Cash Information:
Contributions of securities, at net fair value	—	—	143,864
Exchange of investments	40,009	12,900	—
Distributions reinvested during the year	12,676	—	—

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2024
(Amounts in thousands, except share amounts)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Brokerage
Assured Partners, Inc. Te rm L oan	SOFR + 3.500%	7.857%	02/14/2031	3,491	$3,504	$3,502	1.74%
Hub International Limited Term Loan (8)	SOFR + 2.750%	7.367%	06/20/2030	3,491	3,504	3,517	1.75%

Total Brokerage					7,008	7,019	3.49%
Chemicals
Puris LLC Term Loan (3)(8)	SOFR + 5.750%	10.075%	06/30/2031	4,856	4,786	4,878	2.43%
SubCalidora 2 S.a r.l. Term Loan (2)(3)(12)	EURIBOR + 5.750%	9.095%	08/14/2029	2,384	2,526	2,476	1.23%

Total Chemicals					7,312	7,354	3.66%
Consumer Products
Neon Maple Purchaser, Inc. Term Loan (13)	SOFR + 3.000%	7.444%	11/17/2031	100	100	100	0.05%

Total Consumer Products					100	100	0.05%
Consumer Services
BCPE Empire Holdings, Inc. Term Loan (8)	SOFR + 3.500%	7.857%	12/11/2028	4,978	4,985	5,011	2.49%

Total Consumer Services					4,985	5,011	2.49%
Diversified Manufacturing
TK Elevator Midco GmbH Facility B2 Loan (2)(11)	SOFR + 3.500%	8.588%	04/30/2030	2,469	2,469	2,490	1.24%

Total Diversified Manufacturing					2,469	2,490	1.24%
Financial Other
Asurion, LLC B-12 Term Loan (8)	SOFR + 4.250%	8.607%	09/19/2030	4,998	4,942	4,992	2.48%

Total Financial Other					4,942	4,992	2.48%
Food and Beverage
Golden State Foods, LLC Term Loan	SOFR + 4.250%	8.774%	12/31/2049	100	99	101	0.05%
Triton Water Holdings, Inc. Initial Term Loan (8)	SOFR + 3.512%	7.840%	03/31/2028	4,974	4,974	5,020	2.50%

Total Food and Beverage					5,073	5,121	2.55%
Healthcare
Phoenix Guarantor, Inc. Term Loan	SOFR + 2.500%	6.857%	02/21/2031	3,500	3,511	3,517	1.75%
U.S. Renal Care, Inc. Closing Date Term Loan	SOFR + 5.114%	9.471%	06/20/2028	1,575	1,052	1,479	0.74%

Total Healthcare					4,563	4,996	2.49%
Industrial Other
Apex Service Partners, LLC Initial Delayed Term Loan (3)	SOFR + 5.000%	9.514%	10/24/2030	765	757	763	0.38%
Apex Service Partners, LLC Delayed Term Loan (3)(10)	SOFR + 5.000%	9.514%	10/24/2030	220	216	219	0.11%
Apex Service Partners, LLC Revolving Credit Loan (3)(10)	SOFR + 5.000%	9.514%	10/24/2029	172	170	172	0.09%
Apex Service Partners, LLC Term Loan (3)	SOFR + 5.000%	9.514%	10/24/2030	3,212	3,181	3,204	1.59%

Total Industrial Other					4,324	4,358	2.17%
Insurance Life
Integrity Marketing Acquisition, LLC Incremental Term Loan (3)	SOFR + 5.000%	9.514%	08/25/2028	9,149	9,149	9,192	4.57%

Total Insurance Life					9,149	9,192	4.57%
IT Services
Alorica, Inc. Term Loan (3)	SOFR + 6.875%	11.232%	12/21/2027	11,502	11,419	11,233	5.59%

Total IT Services					11,419	11,233	5.59%
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (8)	SOFR + 3.175%	7.532%	04/13/2029	1,819	1,762	1,825	0.91%
LABL, Inc. Initial Dollar Term Loan (8)	SOFR + 5.100%	9.457%	10/29/2028	4,987	4,893	4,834	2.40%

Total Packaging					6,655	6,659	3.31%
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (8)	SOFR + 4.100%	8.429%	10/01/2027	2,215	2,202	2,151	1.07%

Total Pharmaceuticals					2,202	2,151	1.07%
Retailers
LBM Acquisition, LLC Incremental Term Loan (8)	SOFR + 3.750%	8.079%	06/06/2031	2,205	1,860	2,190	1.09%
MI Windows and Doors, LLC Term Loan (8)	SOFR + 3.000%	7.357%	03/28/2031	3,491	3,512	3,531	1.76%

Total Retailers					5,372	5,721	2.85%
The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2024
(Amounts in thousands, except share amounts)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Technology
Cloud Software Group, Inc. Term Loan (8)	SOFR + 3.750%	8.079%	03/21/2031	638	$638	$641	0.32%
Cloud Software Group, Inc. Term Loan (8)	SOFR + 3.500%	7.829%	03/30/2029	1,843	1,849	1,851	0.92%
CoreWeave Compute Acquisition Co. IV, LLC Initial Term Loan (3)(10)	SOFR + 6.000%	10.329%	05/16/2029	2,529	2,529	2,542	1.26%
Cotiviti, Inc. Initial Term Loan	SOFR + 2.750%	7.303%	05/01/2031	4,975	4,979	5,009	2.49%
DataBricks, Inc. Term Loan (3)	SOFR + 6.000%	8.851%	12/31/2049	1,450	1,443	1,443	0.72%
DwyerOmega Term Loan (3)	SOFR + 4.750%	9.271%	08/28/2029	3,889	3,851	3,850	1.92%
Endurance International Group Holdings, Inc. Initial Term Loan (3)(8)	SOFR + 3.614%	8.138%	02/10/2028	6,823	6,588	5,595	2.78%
Mavenir Systems, Inc. Initial Term Loan (2)	SOFR + 5.012%	9.526%	08/18/2028	9,725	9,658	6,900	3.43%
Mavenir Systems, Inc. Initial Term Loan (2)(3)	SOFR + 10.000%	14.396%	01/31/2025	1,335	1,316	1,335	0.66%
McAfee Corp. Term Loan (8)	SOFR + 3.000%	7.370%	03/01/2029	2,340	2,212	2,345	1.17%
MH Sub I, LLC Term Loan (8)	SOFR + 4.250%	8.607%	04/25/2028	1,478	1,435	1,480	0.74%
MH Sub I, LLC Term Loan (8)	SOFR + 4.250%	8.607%	04/25/2028	997	968	999	0.50%
MRI Software, LLC Revolving Credit Loan (3)(10)	SOFR + 4.750%	9.079%	02/10/2027	17	15	15	0.01%
MRI Software, LLC Term Loan	SOFR + 4.750%	9.079%	02/10/2027	4,694	4,684	4,706	2.34%
Planview Parent, Inc. Incremental Term Loan (8)	SOFR + 3.500%	7.829%	12/17/2027	6,841	6,854	6,899	3.43%
Polaris Newco, LLC Dollar Term Loan (8)	SOFR + 4.262%	8.847%	06/02/2028	2,375	2,321	2,383	1.19%
Renaissance Holding Corp. Initial Term Loan	SOFR + 4.000%	8.357%	04/05/2030	4,975	4,980	4,969	2.47%

Total Technology					56,320	52,962	26.35%

Total First Lien Senior Secured					131,893	129,359	64.36%

Second Lien Senior Secured
Chemicals
K2 Pure Solutions Nocal Holding Term Loan (3)(6)(9)	N/A	17.000%	01/30/2029	5,335	4,961	5,395	2.69%

Total Chemicals					4,961	5,395	2.69%
Technology
Altar BidCo, Inc. Initial Term Loan	SOFR + 5.600%	9.747%	02/01/2030	2,900	2,877	2,817	1.40%

Total Technology					2,877	2,817	1.40%

Total Second Lien Senior Secured					7,838	8,212	4.09%

Senior Unsecured
Consumer Services
LEAF Home Solutions Note (3)(6)(8)	N/A	12.000%	02/26/2027	36,219	36,134	34,921	17.37%

Total Consumer Services					36,134	34,921	17.37%
Technology
GCOM (3)(6)(9)	N/A	17.000%	02/16/2029	15,739	13,387	13,641	6.79%

Total Technology					13,387	13,641	6.79%

Total Senior Unsecured					49,521	48,562	24.16%

Total Debt Investments					189,252	186,133	92.61%

Corporate Bonds
Automotive
Rivian Holdings/Auto LLC 144A (2)	SOFR + 5.625%	11.359%	10/15/2026	18,601	18,452	18,732	9.32%

Total Automotive					18,452	18,732	9.32%

Total Corporate Bonds					18,452	18,732	9.32%

Common Stocks
Chemicals
K2 Propco Class S Units (3)(7)(9)	N/A	N/A	N/A	897	285	651	0.32%
K2 Pure Solutions Class S Units (3)(7)(9)	N/A	N/A	N/A	113	36	82	0.04%

Total Chemicals					321	733	0.36%
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	N/A	25,000	360	158	0.08%

Total Retailers					360	158	0.08%

Total Common Stocks					681	891	0.44%

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2024
(Amounts in thousands)

Investments (1)	Reference Rate	Interest	Maturity	Par Amount/			Percentage of
Non-Controlled, Non-Affiliated Investments	Spread (4)	Rate (5)	Date	Shares	Cost	Fair Value	Net Assets
Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	09/08/2028	47,166	$—	$—	0.00%

Total Retailers					—	—	0.00%
Technology
GCOM (3)(7)(9)	N/A	N/A	08/11/2033	2,491,250	2,491	1,480	0.74%
Mavenir Systems, Inc. (3)(7)	N/A	N/A	01/31/2025	1,235,313	—	—	0.00%

Total Technology					2,491	1,480	0.74%

Total Warrants					2,491	1,480	0.74%

Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill	N/A	0.000%	01/02/2025	14,600	14,598	14,600	7.26%
U.S. Treasury Bill	N/A	4.001%	02/06/2025	1,900	1,892	1,892	0.94%
U.S. Treasury Bill	N/A	4.025%	02/20/2025	1,900	1,888	1,889	0.94%

Total U.S. Treasury Bills					18,378	18,381	9.14%

Total Short-Term Investments					18,378	18,381	9.14%

Total Non-Controlled, Non-Affiliated Investments					$229,254	$225,617	112.25%

Total Investments					$229,254	$225,617	112.25%

(1)	All investments are U.S. domiciled, unless otherwise indicated.
(2)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, total non-qualifying
assets at fair value represented 15.9% of the Company’s total net assets calculated in accordance with the 1940 Act.

(3)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Consolidated Financial Statements.
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”) or Euro Interbank Offered Rate (“EURIBOR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of December 31, 2024, the reference rates for the floating rate loans were the 1 Month SOFR of 4.33%, 3 Month SOFR of 4.31%, 6 Month SOFR of 4.25%, 1 Month EURIBOR of 2.85%, 3 Month EURIBOR of 2.71% and 6 Month EURIBOR of 2.57%.

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

(10)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. Please refer to Note 8. Commitments & Contingencies for additional details.
(11)	Investment is Germany domiciled.
(12)	Investment is Spain domiciled.
(13)	Investment is Canada domiciled.
ADDITIONAL INFORMATION
Foreign currency forward contracts (amounts in thousands):

						Unrealized
						Appreciation
Counterparty	Currency Purchased		Currency Sold		Settlement	(Depreciation)
Standard Chartered Bank	USD	2,437	EUR	2,310	1/15/2025	$43

Total foreign forward currency contracts						$43

EUR	Euro
USD	U.S. Dollar

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
(2)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, total
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
December 31, 2024
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
On January 25, 2024, the Company repurchased 3.8 million shares of common stock, par value $0.001 per share from PIMCO Capital Solutions US Feeder LP for $33,238 (amount in thousands) at $8.78 per share in accordance with its offer to repurchase (the “Tender Offer”) its own shares up to the amount of shares that could be repurchased with approximately $40,000 (amount in thousands).
As of December 31, 2024, the Company had total Capital Commitments of $216,026 (amount in thousands), of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Emerald CS LLC, Ruby CS LLC, Amber CS LLC, Citrine CS LLC, Diamond CS LLC, Opal CS LLC, Quartz CS LLC, Jade CS LLC, Pearl CS LLC, Sapphire CS LLC, Topaz CS LLC, Garnet CS LLC, Turquoise CS LLC, Aquamarine CS LLC, Tanzanite CS LLC, Peridot CS LLC, Cobalt CS LLC, Sunstone CS LLC, Silver CS LLC, Coral CS LLC, Jasper CS LLC, Onyx CS LLC, Amethyst CS LLC and Platinum CS LLC. All material intercompany transactions are eliminated in consolidation.
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

Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2024, December 31, 2023 and December 31, 2022, the Company had deferred financing costs of $2,023, $2,280 and $0, respectively (amounts in thousands). These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of December 31, 2024 and December 31, 2023, $0 and $194, respectively (amounts in thousands), were recoverable by the Advisor for organizational expenses paid on the Company’s behalf and is recorded as “Organizational costs paid by Advisor” on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024 and December 31, 2023, $1,109 and $1,153, respectively (amounts in thousands), owed to the Advisor for organizational expenses paid on the Company’s behalf and is recorded as “Organizational costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of December 31, 2024 and December 31, 2023, there were $0 recoverable by the Advisor for offering costs paid on the Company’s behalf. As of December 31, 2024 and December 31, 2023, there were $20 (amount in thousands) owed to the Advisor for offering costs paid on the Company’s behalf, which were recorded as “Offering costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
Cash, Restricted Cash, and Foreign Currency Translations
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
Cash, restricted cash and foreign currency consisted of the following as of December 31, 2024 and December 31, 2023. Foreign currency cost is disclosed on the Consolidated Statements of Assets and Liabilities.

	December 31, 2024	December 31, 2023
Cash	$767	$2,306
Restricted Cash	1,348	1,009
Foreign Currency	81	—

Total cash, restricted cash and foreign currency in the Consolidated Statement of Cash Flows	$2,196	$3,315

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

The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2024. As of December 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are the years 2022 through 2024 (with limited exceptions), assuming tax filings have been made for the year.
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
New Accounting Pronouncements
Adopted
In this reporting period, the Company adopted FASB Accounting Standards Update
2023-07,
Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU
2023-07”).
Adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and to assess its performance, and has discrete financial information available. The Executive Officers of the Company, as disclosed in the Company’s report on Form
10-K,
act as the Company’s CODM. The Company represents a single operating segment, as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation as described in the Company’s registration statement on Form 10, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information in the form of the Company’s portfolio composition, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, subscriptions and redemptions), which are used by the CODM to assess the segment’s performance versus the Company’s comparative benchmarks and to make resource allocation decisions for the Company’s single segment, is consistent with that presented within the Company’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Statements of Operations.
Proposed
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

For the year ended December 31, 2024 and December 31, 2023, and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred a management fee of $2,505, $2,955 and $1,574, respectively (amounts in thousands), of which 100% was waived by the Advisor.
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
For the year ended December 31, 2024 and December 31, 2023, and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred an administration fee of $
298
, $
355
and $
191
, respectively (amounts in thousands).
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2025. During the year ended December 31, 2024 and December 31, 2023, the Advisor paid directors fees on behalf of the Company. As of December 31, 2024 and December 31, 2023, $188 and $152, respectively (amounts in thousands), was reimbursable to the Advisor for directors fees and is recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
For the year ended December 31, 2024 and December 31, 2023, and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company waived an organization cost of $0, $0 and $1,004, respectively (amounts in thousands).
For the year ended December 31, 2024 and December 31, 2023, the Advisor recouped $193 and $811 (amount in thousands) from the Company for prior expenses paid and were recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations.
Due to/from Affiliate
There were no receivables or payables to affiliates as of December 31, 2024 and December 31, 2023.
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
co-investments
imposes extensive conditions on any
co-investments
made in reliance on such relief.

See
Note 1. Organiza
ti
on
for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2024, the Company’s average asset coverage ratio was 813%. As of December 31, 2023, the Company did not have any borrowings outstanding and, therefore, the asset coverage ratio was not applicable.
The Company’s outstanding debt as of December 31, 2024 was as follows (amounts in thousands):

	December 31, 2024
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$100,000	$(28,182)	$71,818

Total	$100,000	$(28,182)	$71,818

(1)	The carrying value is presented gross of unamortized deferred financing costs of $2.0 million.
Credit Facility
On June 19, 2023, Amber CS LLC (the “Subsidiary”), as borrower and portfolio asset servicer, a wholly-owned financing subsidiary of the Company, Topaz CS LLC, as equity holder of Subsidiary, and Opal CS LLC and Quartz CS LLC, as Subsidiary guarantors, entered into a loan servicing agreement (the “Credit Facility”) with Massachusetts Mutual Life Insurance Company, as initial lender, administrative agent, facility servicer, and collateral custodian, and MassMutual Ascend Life Insurance Company, as initial lender. Under the Credit Facility, the maximum aggregate committed borrowing amount is $150 million (the “Maximum Facility Amount”) with a scheduled maturity date of June 19, 2032. On June 10, 2024, the maximum aggregate committed borrowing amount was reduced to $100 million.
The facility bears interest at a rate of the applicable Benchmark plus (a) 2.85% for SOFR advances, and (b) 1.85% for an advance bearing interest at the alternate base rate which is a rate of interest per annum equal to the higher of (a) the Prime Rate in effect on such day; and (b) the Federal Funds Rate in effect on such day plus 0.5% per annum (as such terms are defined in the Credit Facility). The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of .40% per annum (as such terms are defined in the Credit Facility). On November 14, 2024, the Credit Facility was amended (the “Second Amendment”) so that the Minimum Usage Amount is (a) zero prior to June 19, 2024, (b) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after June 19, 2024 to November 14, 2024, (c) an amount equal to 50% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after November 14, 2024 to May 14, 2025 and (d) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after May 15, 2025. The Subsidiary pays a Utilization Fee (as such term is defined in the Credit Facility) for the difference between (a) the amount of interest that would have accrued under this Credit Facility on the principal amount of the advances if the advances outstanding was equal to the Minimum Usage Amount and (b) the amount of interest that actually accrued under this Credit Facility on the principal amounts of the advances. The Subsidiary also pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee (as such term is defined in the Credit Facility) of $5, an Agent Fee in an annual amount of $25, and a Rating fee of $175 for the initial rating and an annual fee of $45 thereafter (amounts in thousands).
The Credit Facility contains certain covenants including: (i) the Subsidiary acquiring a Debt Rating of
BBB-,
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of December 31, 2024 and December 31, 2023, the Company was in compliance with these covenants.
Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cashflow are pledged as collateral for the Credit Facility.
In connection with the establishment of the loan facility, the Company paid upfront fees and incurred legal expenses of $2,437 (amount in thousands), which are being amortized into interest expense through the scheduled maturity date of June 19, 2032. The Company had $28,182 and $0, respectively (amounts in thousands) of outstanding borrowings as of December 31, 2024 and December 31, 2023. Interest expense, inclusive of Utilization Fees and other debt administration fees, related to the borrowings and amortization of deferred financing costs are disclosed as a component of interest expense on the Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, the Company had interest expense of $3,551 and $469, respectively, inclusive of amortization expense for deferred financing costs of $270 and $144, respectively, utilization fee of $2,144 and $0, respectively, unused commitment fee of $356 and $325, respectively, debt administration fee of $131 and $0, respectively, and stated interest expense of $650 and $0, respectively (amounts in thousands).

The weighted average interest expense as a percentage of the aggregate borrowings outstanding for the years ended December 31, 2024 and December 31, 2023 was 42.49% and 0.00% with 7.78% and 0.00% attributable to stated interest expense, respectively. The weighted average debt of aggregate borrowings outstanding for the years ended December 31, 2024 and December 31, 2023 was $8,357 and $0, respectively (amounts in tho us
ands).
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
Investments at fair value and cost consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$131,893	$129,359	$97,624	$95,381
Second Lien Senior Secured	7,838	8,212	2,875	2,878
Senior Unsecured	49,521	48,562	42,712	40,061
Corporate Bonds	18,452	18,732	28,255	28,658
Common Stocks	681	891	359	263
Warrants	2,491	1,480	2,491	2,181
Short-Term Investments	18,378	18,381	46,543	46,553

Total investments	$229,254	$225,617	$220,859	$215,975

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Automotive	8.3%	13.3%
Brokerage	3.1%	—
Chemicals	6.0%	—
Consumer Services	17.7%	14.8%
Diversified Manufacturing	1.1%	1.1%
Entertainment	—	6.9%
Financial Other	2.2%	1.2%
Food and Beverage	2.3%	—
Healthcare	2.2%	0.6%
Industrial Other	1.9%	—
Insurance Life	4.1%	4.3%
IT Services	5.0%	5.6%
Packaging	3.0%	2.1%
Pharmaceuticals	1.0%	1.0%
Retailers	2.6%	3.2%
Technology	31.4%	21.2%
Treasury Bills	8.1%	21.5%
Wireless	—	3.2%

Total	100.0%	100.0%

As of December 31, 2024, 97.8% of investments held were based in the United States, 1.1% of investments held were based in Germany, 1.1% of investments held were based in Spain, and less than 0.1% of investments held were based in Canada.
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
The following tables summarize the fair value of the Company’s investments as of December 31, 2024 and December 31, 2023 (amounts in thousands):

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$82,442	$46,917	$129,359
Second Lien Senior Secured	—	2,817	5,395	8,212
Senior Unsecured	—	—	48,562	48,562
Corporate Bonds	—	18,732	—	18,732
Common Stocks	—	—	891	891
Warrants	—	—	1,480	1,480
Short-Term Investments	—	18,381	—	18,381

Total assets	$—	$122,372	$103,245	$225,617

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$43	$—	$43

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$69,807	$25,574	$95,381
Second Lien Senior Secured	—	2,878	—	2,878
Senior Unsecured	—	—	40,061	40,061
Corporate Bonds	—	28,658	—	28,658
Common Stocks	—	—	263	263
Warrants	—	—	2,181	2,181
Short-Term Investments	—	46,553	—	46,553

Total assets	$—	$147,896	$68,079	$215,975

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
The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands) for the year ended December 31, 2024 and December 31, 2023:

	Beginning Balance at 12/31/2023	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 12/31/24
Term Loans First Lien Secured	$25,574	$25,603	$0	($10,287)	$126	$238	($1,108)	$6,771	$0	$46,917
Term Loans Second Lien Secured	0	4,914	0	0	48	0	433	0	0	5,395
Term Loans Senior Unsecured	40,061	6,446	0	0	362	0	1,693	0	0	48,562
Common Stocks	263	642	0	(321)	0	0	307	0	0	891
Unlisted Warrants	2,181	0	0	0	0	0	(701)	0	0	1,480

Totals	$68,079	$37,605	$0	($10,608)	$536	$238	$624	$6,771	$0	$103,245

	Beginning Balance at 12/31/2022	Net Purchases and Drawdowns (1)	In-Kind Contributions	Net Sales and Paydowns (2)	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 12/31/23
Term Loans First Lien Secured	$22,082	$24,928	$0	($5,380)	$177	($3,790)	$5,158	$0	($17,601)	$25,574
Term Loans Second Lien Secured	8,062	0	0	(5,945)	36	(13,930)	11,777	0	0	0
Term Loans Senior Unsecured	25,562	14,083	0	0	128	0	288	0	0	40,061
Common Stocks	0	359	0	0	0	0	(97)	1	0	263
Unlisted Warrants	0	2,492	0	0	0	0	(311)	0	0	2,181

Totals	$55,706	$41,862	$0	($11,325)	$341	($17,720)	$16,815	$1	($17,601)	$68,079

(1)	Purchases and Drawdowns may include securities received in corporate actions and restructurings.
(2)	Sales and Paydowns may include securities delivered in corporate actions and restructuring of investments.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$37,597	Discounted Cash Flow	Discount Rate	9.19% – 18.00%	11.62%
	2,476	Third Party Vendor	Broker Quote	100.25%	100.25%
	6,644	Recent Transaction	Purchase Price	n/a	n/a
	5,595	Indicative Market Quotation	Broker Quote	82.00%	82.00%
Senior Unsecured	48,562	Discounted Cash Flow	Discount Rate	14.21% – 22.12%	16.43%
Common Stocks	733	Comparable Multiple	EBITDA Multiple	n/a	5.75x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	20.75%/0.50x
Warrants	1,480	Comparable Multiple	EBITDA Multiple	n/a	10.00x, 9.50x

Total Assets	$103,245

	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$25,574	Discounted Cash Flow	Discount Rate	10.67% - 16.39%	12.23%
Senior Unsecured	40,061	Discounted Cash Flow	Discount Rate	15.41% - 23.37%	17.50%
Common Stocks	263	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	17.25%/0.55x
Warrants	2,181	Comparable Multiple	EBITDA Multiple	n/a	10.00x

Total Assets	$68,079

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
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
For the year ended December 31, 2024 and December 31, 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $13 and $0, respectively (amounts in thousands).

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities were as follows (amounts in thousands):

Reporting Date	Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2024	Standard Chartered Bank	$43	$—	$43	$—	$43

(1)	Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

There were no derivatives held at December 31, 2023.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows (amounts in thousands):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net realized gain (loss) on foreign currency forward contracts	$123	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	43	—

Total net realized and unrealized gains (losses) on foreign currency forward contracts	166	—

8. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of December 31, 2024 and December 31, 2023, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of December 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies (amounts in thousands):

Portfolio Company	Investment Type	December 31, 2024
Apex Service Partners, LLC	Delayed Draw Term Loan	$540
Apex Service Partners, LLC	Revolving Loan	81
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw Term Loan	2,471
DataBricks, Inc.	Delayed Draw Term Loan	321
Dwyer Instruments, LLC	Delayed Draw Term Loan	505
Dwyer Instruments, LLC	Revolving Loan	606
Integrity Marketing Acquisition, LLC	Revolving Loan	741
MRI Software, LLC	Revolving Loan	277

Portfolio Company	Investment Type	December 31, 2023
Integrity Marketing Acquisition, LLC	Revolving Loan	$709
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

9. Net Assets
Equity Issuance
For the year ended December 31, 2024, The Company’s authorized stock consists of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.
The Company did not hold a closing of the continuous Private Offering for the year ended December 31, 2024.
Distributions
For the year ended December 31
, 2024
, the Board declared the following distributions:
On May 22, 2024, the Company paid a dividend of $0.14 per share to stockholders of record as of May 20, 2024.
On August 22, 2024, the Company paid a dividend of $0.29 per share to stockholders of record as of August 20, 2024.
On November 22, 2024, the Company paid a dividend of $0.08 per share to stockholders of record as of November 20, 2024.
On December 19, 2024, the Company paid a dividend of $0.59 per share to stockholders of record as of December 18, 2024.
For the year ended December 31
, 2023
, the Board declared the following distributions:
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
For the period from June 10
, 2022
(date of inception) to December 31
, 2022
, the Board declared the following distributions:
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
On January 25, 2024, the Company repurchased 3.8 million shares of common stock, par value $0.001 per share, from PIMCO Capital Solutions US Feeder LP for $33,238 (amount in thousands) at $8.78 per share in accordance with its offer to repurchase (the “Tender Offer”) its own shares up to the amount of shares that could be repurchased with approximately $40,000 (amount in thousands).
The Tender Offer expired on January 25, 2024 and $33,238 (amount in thousands) was paid to PIMCO Capital Solutions US Feeder LP on January 31, 2024. The Company did not repurchase any other Shares during the year ended December 31, 2024. For the year ended December 31, 2023, no Share repurchase was offered or requested and no Shares were repurchased.

10. Earnings Per Share
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations the year ended December 31, 2024, December 31, 2023 and the period June 10, 2022 (date of inception) to December 31, 2022 (amounts in thousands, except share and per share):

	Year Ended December 31, 2024	Year Ended December 31, 2023	June 10, 2022 (date of inception) to December 31, 2022
Net increase (decrease) in net assets resulting from operations	$20,231	$13,376	$(9,844)
Weighted average shares of common stock outstanding - basic and diluted	21,903,297	25,387,884	22,911,164
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.92	$0.53	$(0.43)
11. Federal Tax Matters
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
In accordance with U.S. GAAP, the Manager has reviewed the Company’s’ tax positions for all open tax years. As of December 31, 2024, December 31, 2023 and December 31, 2022, the Company has recorded no liability for net unrecognized tax benefits relating to uncertain income tax positions they have taken or expect to take in future tax returns.
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
As of December 31, 2024, December 31, 2023 and December 31, 2022, the components of distributable taxable earnings are as follows (amounts in thousands
†
):

PIMCO Capital Solutions BDC Corp.	Undistributed Ordinary Income (1)	Undistributed Long-Term Capital Gains	Net Tax Basis Unrealized Appreciation (Depreciation) (2)	Other Book-to-Tax Accounting Differences (3)	Accumulated Capital Losses (4)	Qualified Late-Year Loss Deferral – Capital (5)	Qualified Late-Year Loss Deferral – Ordinary (6)	Total Components of Distributable Earnings
December 31, 2024	$0	$0	$3,102	$(1,704)	$(33,324)	$0	$0	$(31,926)
December 31, 2023	$80	$0	$1,671	$(959)	$(32,512)	$0	$0	$(31,720)
December 31, 2022	$0	$0	$(19,837)	$(149)	$0	$0	$0	$(19,986)
The Company, a fund is permitted to carry forward any capital losses for an unlimited period. Additionally, such capital losses that are carried forward will retain their character as either short-term or long-term capital losses. For the year ended December 31, 2024 and December 31, 2023, and the period June 10, 2022 (date of inception) through December 31, 2022, the Company had the following post-effective capital losses with no expiration (amounts in thousands
†
):

PIMCO Capital Solutions BDC Corp.	Short-Term	Long-Term
December 31, 2024	$5,621	$27,703
December 31, 2023	$5,642	$26,870
December 31, 2022	$0	$0

As of December 31, 2024, December 31, 2023 and December 31, 2022, the aggregate cost and the net unrealized appreciation (depreciation) of investments for federal income tax purposes are as follows (amounts in thousands
†
):

PIMCO Capital Solutions BDC Corp.	Federal Tax Cost	Unrealized Appreciation	Unrealized (Depreciation)	Net Unrealized Appreciation (Depreciation) (7)
December 31, 2024	$229,257	$2,910	$(6,549)	$(3,639)
December 31, 2023	$224,758	$1,708	$(6,625)	$(4,917)
December 31, 2022	$257,994	$537	$(26,963)	$(26,426)
For the fiscal year ended December 31, 2024 and December 31, 2023, and the fiscal period ended December 31, 2022, the Company made the following tax basis distributions (amounts in thousands
†
):

PIMCO Capital Solutions BDC Corp.	Ordinary Income Distributions (8)	Long-Term Capital Gain Distributions	Return of Capital (9)
December 31, 2024	$20,726	$0	$0
December 31, 2023	$24,791	$0	$329
December 31, 2022	$10,135	$41	$64

†	A zero balance may reflect actual amounts rounding to less than one thousand.
(1)	Includes undistributed short-term capital gains, if any.
(2)	Adjusted for open wash sale deferrals and for differences between book and tax unrealized gain/loss, if any.
(3)	Represents differences in income tax regulations and U.S. GAAP, mainly for organizational expenses.
(4)	Capital losses available to offset future net capital gains as shown below.
(5)
Capital losses realized during the year ended December 31, 2024, December 31, 2023 and the period June 10, 2022 (date of inception) through December 31, 2022 which the Company elected to defer to the following taxable year pursuant to income tax regulations.

(6)
Specified losses realized during the year ended December 31, 2024, December 31, 2023 and the period June 10, 2022 (date of inception) through December 31, 2022 which the Company elected to defer to the following taxable year pursuant to income tax regulations.

(7)	Primary differences, if any, between book and tax net unrealized appreciation (depreciation) on investments are attributable to wash sales, if applicable.
(8)	Includes short-term capital gains distributed, if any.
(9)
A portion of the distributions made represents a tax return of capital. Return of capital distributions have been reclassified from undistributed net investment income to paid-in
capital to more appropriately conform financial accounting to tax accounting.

12. Financial Highlights

	Year Ended December 31, 2024	Year Ended December 31, 2023	June 10, 2022 (date of inception) to December 31, 2022
Per share data:
Net asset value, beginning of period	$8.75	$9.21	$—
Net investment income (loss) (1)	0.87	0.96	0.43
Net realized and unrealized gain (loss) on investment transactions (2)	0.05	(0.43)	(0.77)

Net increase (decrease) in net assets from operations (1)	0.92	0.53	(0.34)
Impact of issuance of common stock	—	—	10.00
Distributions declared (1)	(0.96)	(0.99)	(0.45)

Total increase (decrease) in net assets	(0.04)	(0.46)	9.21

Net asset value, end of period	$8.71	$8.75	$9.21

Shares Outstanding, end of period	23,080,085	25,387,884	25,387,884
Total Return (3)	10.94%	5.86%	(3.41)%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	3.76%	2.13%	2.37%
Ratio of expenses to average net assets, net of waivers (4)(5)	2.49%	0.88%	0.68%
Ratio of net investment income (loss) to average net assets (4)(5)	9.71%	10.28%	7.91%
Net Assets, end of period	$200,993	$222,050	$233,795
Weighted average shares outstanding	21,903,297	25,387,884	22,911,164
Total capital commitments, end of period	$216,026	$253,879	$253,879
Weighted a verage debt outstanding	8,356,783	—	—
Asset coverage ratio	813.20%	—	—
Portfolio turnover rate (6)	28.81%	41.86%	7.28%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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
13. Subsequent Events
Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. The Company has concluded that there are no other events requiring adjustment or disclosure in the consolidated financial statements.
Federal Income Tax Information (Unaudited)
As required by the Code and Treasury Regulations, if applicable, shareholders must be notified within 60 days of the Company’s fiscal year end regarding the status of qualified dividend income and the dividend received deduction.
Dividend Received Deduction
. Corporate shareholders are generally entitled to take the dividend received deduction on the portion of a fund’s dividend distribution that qualifies under tax law. The percentage of the Company’s fiscal 2024 ordinary income dividend that qualifies for the corporate dividend corporate dividend received deduction is set forth in the below table.
Qualified Dividend Income
. Under the Jobs and Growth Tax Relief Reconciliation Act of 2003, the percentage of ordinary dividends paid during the fiscal year ended December 31, 2024 that was designated as “qualified dividend income” as defined in the Jobs and Growth Tax Relief Reconciliation Act of 2003 subject to reduced tax rates in 2024 is set forth in the below table.

Qualified Interest Income and Qualified Short-Term Capital Gain (for
non-U.S.
resident shareholders only).
The ordinary dividends paid during the fiscal year ended December 31, 2024 set forth in the table below are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code, and therefore are reported as interest-related dividends, as defined in Section 871(k)(1)(C) of the Code. Further, the ordinary dividends paid during the fiscal year ended December 31, 2024 set forth in the table below are considered to be derived from “qualified short-term capital gain,” as defined in Section 871(k)(2)(D) of the Code, and therefore are reported as qualified short-term gain dividends, as defined by Section 871(k)(2)(C) of the Code.
Section
 163(j) Interest Dividends.
The Company intends to pass through the maximum amount allowable as Section 163(j) Interest defined in Proposed Treasury
Section 1.163(j)-1(b).
The 163(j) percentage of ordinary income distributions is set forth in the table below.

	Dividend Received Deduction %	Qualified Dividend Income %	Qualified Interest Income (000s) †	Qualified Short- Term Capital Gains (000s) †	163(j) Interest Dividends (000s) †
PIMCO Capital Solutions BDC Corp.	0%	0%	$19,853	$0	$0

†	A zero balance may reflect actual amounts rounding to less than one thousand.
Shareholders are advised to consult their own tax advisor with respect to the tax consequences of their investment in the Company. In January 2025, you will be advised on IRS Form
1099-DIV
as to the federal tax status of the dividends and distributions received by you in calendar year 2024.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”
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
Board Meetings and Attendance
During 2024, including both regularly scheduled and special meetings, the Board met a total of four times, the Audit Oversight Committee met a total of four times, the Valuation Oversight Committee met a total of four times, and the Nominating and Corporate Governance Committee met a total of two times. During 2024, all Directors attended at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they served. The Company expects each director to make a diligent effort to attend all Board and committee meetings. The Company does not have a formal policy regarding director attendance at Board meetings or at annual meetings of stockholders.

Board of Directors and Executive Officers
Directors
The address for each director is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA, 92660.

Name	Birth Year	Position	Director Since	Class	Expiration of Term
Interested Directors
Rick LeBrun	1976	Interested Director	2022	II	2027

Independent Directors
Debra W. Huddleston	1962	Independent Director	2022	III	2025
Anne K. Kratky	1961	Independent Director	2022	I	2026
Executive Officers who are not Directors
The address for each executive officer is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA, 92660.

Name	Birth Year	Position
John W. Lane	1969	President
Keisha Audain-Pressley	1975	Chief Compliance Officer
Ryan Leshaw	1980	Chief Legal Officer and Secretary
Crystal Porter	1982	Treasurer
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
funds, exchange traded funds,
closed-end
funds and interval funds. Ms. Audain-Pressley is a member of the leadership team for the investment advisory compliance program and oversees the U.S. registered funds compliance program. Prior to joining PIMCO in 2011, she was a senior vice president and senior compliance officer at Neuberger Berman Management. Previously, Ms. Audain-Pressley was a chief compliance officer in Lehman Brothers’ investment management division. In her prior roles, she was responsible for the compliance program of registered investment advisers that offered alternative investment products and served as a senior compliance officer for a registered investment adviser of open-end
mutual funds. She has 22 years of industry experience and holds a J.D. from the Syracuse University College of Law and a Master of Public Administration from the Maxwell School at Syracuse University. She also received an undergraduate degree from Syracuse University.
Ryan Leshaw
Mr. Leshaw is an executive vice president and senior counsel in the legal and compliance department in the Newport Beach office. He provides legal support primarily to PIMCO’s 1940 Act registered funds business. Prior to joining PIMCO in 2011, he was an associate in the investment management practice group at Willkie Farr & Gallagher LLP, focusing on registered funds. He has 17 years of legal experience and holds an undergraduate degree from Emory University and a J.D. from the University of San Diego School of Law. He is a member of the bar in the District of Columbia and California.
Crystal Porter
Ms. Porter is an executive vice president in the Newport Beach office, focusing on the financial accounting, reporting and operations for alternative funds. Prior to joining PIMCO in 2014, she was a senior manager in the investment management practice at PricewaterhouseCoopers, with a focus on hedge and private equity fund audits. She has 20 years of investment and financial services experience and holds an undergraduate degree in business economics with an emphasis in accounting from the University of California, Santa Barbara.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that during the year ended December 31, 2024, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.
Code of Ethics and Insider Trading Policies and Procedures
The Company and the Advisor each have adopted a code of ethics pursuant to Rule
17j-1
under the 1940 Act and Rule
204A-1
under the Advisers Act. These codes of ethics permit personnel to invest in securities, including securities that may be purchased or held by the Company, and such personnel may, from time to time, invest in securities held by the Company subject to the requirements established in the codes of ethics. The Company’s insider trading policies are included in the Company’s code of ethics.
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

Valuation Oversight Committee
The Valuation Oversight Committee is currently composed of all Independent Directors. Debra W. Huddleston serves as the Chair of the Valuation Oversight Committee. The Valuation Oversight Committee has been delegated responsibility by the Board for overseeing determination of the fair value of the Company’s portfolio securities and other assets on behalf of the Board in accordance with the Company’s valuation procedures. The Valuation Oversight Committee reviews and approves procedures for the fair valuation of the Company’s portfolio securities and periodically reviews information from PIMCO regarding fair value determinations made pursuant to Board-approved procedures, and makes related recommendations to the full Board and assists the full Board in resolving particular fair valuation and other valuation matters. In certain circumstances as specified in the Company’s valuation policies, the Valuation Oversight Committee may also determine the fair value of portfolio holdings after consideration of all relevant factors, which determinations shall be reported to the full Board.
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
The Governance and Nominating Committee takes diversity of a particular nominee and overall diversity of the Board into account when considering and evaluating nominees for Trustee. While the Governance and Nominating Committee has not adopted a particular definition of diversity, when considering a nominee’s and the Board’s diversity, the Governance and Nominating Committee may consider the manner in which each nominee’s professional experience, education, expertise in matters that are relevant to the oversight of the Company (
e.g.
, investment management, distribution, accounting, trading, compliance, legal), general leadership experience, and life experience are complementary and, as a whole, contribute to the ability of the Board to oversee the Company.

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
See
“
Business
 —
Advisory Agreement
” and “
Certain Relationships and Related Transactions
.
”
Compensation of Directors
Each of the Company’s Independent Directors will receive an annual retainer fee of $150 (amount in thousands). The Chair of the Audit Oversight Committee receives an additional $20 (amount in thousands) for service as the Chair of the Audit Oversight Committee. The Chair of the Governance and Nominating Committee receives an additional $5 (amount in thousands) for service as the Chair of the Governance and Nominating Committee. The Chair of the Valuation Oversight Committee receives an additional $15 (amount in thousands) for service as the Chair of the Valuation Oversight Committee. The Company has agreed with an affiliate of the Company to split equally the costs of the additional amounts paid to the Chairs of the Company’s committees. The Independent Directors also receive reimbursement of reasonable out-of-pocket
expenses incurred expenses incurred in connection with attending each regular Board meeting, each special meeting, and each committee meeting attended. No compensation is expected to be paid to directors who are “interested persons” with respect to us, as such term is defined in Section 2(a)(19) of the 1940 Act.
The table below sets forth the compensation received by each director from the Company for the year ended December 31, 2024 (amounts in thousands).

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation ($)
Interested Director
Rick LeBrun	—	—	—	—	—	—	—
Independent Directors
Debra W. Huddleston	$85	—	—	—	—	—	$85
Anne K. Kratky	$85	—	—	—	—	—	$85
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 18, 2025, certain ownership information with respect to the Company’s Common Stock for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of the Company’s outstanding shares of Common Stock and all officers and directors, as a group. Unless otherwise indicated, the address for each director and executive officer is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA, 92660.

Name and address	Type of ownership		Shares owned	Percentage
Interested Directors
Rick LeBrun	N/A		—	*
Independent Directors
Debra W. Huddleston	N/A		—	*
Anne K. Kratky	N/A		—	*
Executive Officers
John W. Lane	N/A		—	*
Keisha Audain-Pressley	N/A		—	*
Ryan Leshaw	N/A		—	*
Crystal Porter	N/A		—	*
All Directors and Executive Officers as a Group (7 persons)	N/A		—	*
Principal Stockholders (1)
Pacific Investment Management Company LLC	Beneficial	(2)	23,080,085	100%

*	Represents less than 1.0%.
(1)	The address for each five percent stockholder is c/o Pacific Investment Management Company LLC, 650 Newport Center Drive, Newport Beach, CA, 92660.
(2)

PIMCO has sole voting power. The securities reported in the table above are held by certain funds and accounts for which PIMCO serves as investment manager: (i) PIMCO Tactical Opportunities Master Fund Ltd., which indirectly holds 16,439,838 shares of Common Stock and (ii) PIMCO Private Income Fund II LP, which indirectly holds 6,640,247 shares of Common Stock. The securities reported are directly held by PIMCO Capital Solutions US Feeder LP. All information is as of March 18, 2025.

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

Advisory Agreement

On June 30, 2022, the Company entered into an Advisory Agreement. For the years ended December 31, 2024 and December 31, 2023, and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred a management fee of $2,505, $2,955 and $1,574, respectively (amounts in thousands), of which 100% was waived by the Advisor.

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

Administration Agreement

On June 30, 2022, the Company entered into an Administration Agreement with PIMCO in its capacity as Administrator. Pacific Investment Management Company LLC also serves as the Company’s Advisor. For the years ended December 31, 2024 and December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022, the Company incurred an administration fee of $298, $355 and $191, respectively (amounts in thousands).

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

Expense Reimbursement Agreement

The Company entered into the Expense Reimbursement Agreement with the Advisor. Pursuant to the Expense Reimbursement Agreement, the Company (and/or one or more of its SPVs) will engage or otherwise transact with one or more Service Providers in connection with its ongoing operations, including in respect of portfolio investments. Service Providers provide services in respect of the Company, its portfolio investments and/or the other entities in which the Company invests.

As of December 31, 2024, December 31, 2023 and December 31, 2022, the amount of Expense Payments for directors fees provided by the Advisor were $170, $245 and $192, respectively (amounts in thousands). The following table reflects the Expense Payments that may be subject to reimbursement for directors fees pursuant to the Expense Agreement (amounts in thousands):

	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
For the Year Ended December 31, 2024	$170	$—	$170	December 31, 2025

For the Year Ended December 31, 2023	$245	$—	$245	December 31, 2025

For the Period Ended December 31, 2022	$192	$—	$192	December 31, 2025

Promoters and Certain Control Persons

The Advisor may be deemed a promoter of the Company. The Company has entered into the Advisory Agreement with the Advisor. The Advisor, for its services to the Company, is entitled to receive Management Fees.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP for professional services performed for the Company’s years ended December 31, 2024 and December 31, 2023 and the period from June 10, 2022 (date of inception) to December 31, 2022 (amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	June 10, 2022 (date of inception) through December 31, 2022
Audit Fees	$268	$260	$190
Tax Compliance Fees	31	—	—

Total Fees	$299	$260	$190

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Oversight Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Advisor and any affiliates thereof that provide services to the Company, if such non-audit services are directly related to the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the years ended December 31, 2024 and December 31, 2023, and the period from June 10, 2022 (date of inception) to December 31, 2022 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(a)	Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	54
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	55
Consolidated Statements of Operations for the Years Ended December 31, 2024 and December 31, 2023, and the Period June 10, 2022 (date of inception) to December 31, 2022	56
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2024 and December 31, 2023, and the Period June 10, 2022 (date of inception) to December 31, 2022	57
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and December 31, 2023, and the Period June 10, 2022 (date of inception) to December 31, 2022	58
Consolidated Schedules of Investments as of December 31, 2024 and December 31, 2023	59
Notes to Consolidated Financial Statements	64

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	By-Laws

4.1(4)	Description of Securities

10.1(1)	Form of Investment Advisory Agreement

10.2(1)	Form of Administration Agreement

10.3(1)	Form of Expense Support and Conditional Reimbursement Agreement

10.4(1)	Form of Custody Agreement

10.5(1)	Dividend Reinvestment Plan

10.6(1)	Form of Fee Waiver Agreement

10.7(1)	Form of Transfer Agreement, dated June 29, 2022

10.8(1)	Form of Transfer Agreement, dated June 30, 2022

10.9(3)	Loan and Servicing Agreement among Topaz CS LLC, as Holdings, Amber CS LLC, as the Borrower, Opal CS LLC, Quartz CS LLC, and the other Subsidiary Guarantors from time to time party hereto, as the Subsidiary Guarantors, Massachusetts Mutual Life Insurance Company and MassMutual Ascend Life Insurance Company, each as an Initial Lender, the other Lenders from time to time party hereto, Massachusetts Mutual Life Insurance Company, as the Administrative Agent, Amber CS LLC, as the Portfolio Asset Servicer, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, and Massachusetts Mutual Life Insurance Company as the Collateral Custodian, dated as of June 19, 2023.

14.1(2)	Code of Ethics of Registrant

14.2(2)	Code of Ethics of Pacific Investment Management Company LLC

19.1(2)	Insider Trading Policy (included in the Code of Ethics of the Registrant and Pacific Investment Management Company LLC)

21.1*	Subsidiaries

24.1(2)	Power of Attorney for John W. Lane

24.2(2)	Power of Attorney for Crystal Porter

24.3(2)	Power of Attorney for Richard R. LeBrun, Jr.

24.5(2)	Power of Attorney for Debra W. Huddleston

24.6(2)	Power of Attorney for Anne K. Kratky

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-56438), filed on July 11, 2022 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Company’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Company’s Form 8-K filed on June 22, 2023 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Company’s Form 10-K filed on March 13, 2024 and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2025	PIMCO CAPITAL SOLUTIONS BDC CORP.

	By:	/s/ John W. Lane*
John W. Lane
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 18, 2025	By:	/s/ John W. Lane*
John W. Lane
President

Date: March 18, 2025	By:	/s/ Crystal Porter*
Crystal Porter
Treasurer

Date: March 18, 2025	By:	/s/ Rick LeBrun*
Rick LeBrun
Director

Date: March 18, 2025	By:	/s/ Debra W. Huddleston*
Debra W. Huddleston
Director

Date: March 18, 2025	By:	/s/ Anne K. Kratky*
Anne K. Kratky
Director

	*By:	/s/ William J. Bielefeld
William J. Bielefeld
as attorney-in-fact

*	Pursuant to power of attorney previously filed as an exhibit to the Company’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.