Form 10-Q
period 2025-06-30
PIMCO Capital Solutions BDC Corp.
filed 2025-08-14
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
14, 2025.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $248,744 and $229,254, respectively)	$244,377	$225,617
Financial derivative instruments
Over the counter	—	43
Cash	14,855	767
Restricted cash	5,060	1,348
Foreign currency, at value (cost of $143 and $83, respectively)	165	81
Interest receivable	2,518	2,765
Receivable for paydowns and sales of investments	42	5,111
Deferred financing costs	1,889	2,023

Total Assets	$268,906	$237,755

Liabilities
Debt	54,453	28,182
Financial derivative instruments
Over the counter	107	—
Payable for investments purchased	5,974	5,414
Interest payable	271	846
Accrued administration fee	77	75
Organizational costs payable to Advisor	1,109	1,109
Offering costs payable to Advisor	20	20
Directors fee reimbursement to Advisor	366	188
Accrued legal fee	508	326
Accrued commitment fee	124	156
Other liabilities	538	446

Total Liabilities	$63,547	$36,762

Commitments & Contingencies (Note 8)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 23,080,085 and 23,080,085 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$23	$23
Paid-in-capital in excess of par	232,896	232,896
Distributable earnings (loss)	(27,560)	(31,926)

Total Net Assets	$205,359	$200,993

Total Liabilities and Net Assets	$268,906	$237,755

Net asset value per share	$8.90	$8.71

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$4,834	$5,144	$8,123	$8,647
Payment in-kind interest	801	796	3,737	3,247
Other income	17	77	33	101

Total investment income	$5,652	$6,017	$11,893	$11,995

Expenses
Management fee	$637	$609	$1,260	$1,258
Directors fee	136	43	179	86
Administration fee	77	73	152	148
Interest expense	1,221	366	2,247	585
Tax expense	50	84	100	84
Legal expenses	113	36	184	99
Other expenses	44	81	78	207
Recoupment of prior expenses paid by the Advisor	—	86	—	172

Total expenses	$2,278	$1,378	$4,200	$2,639
Less: Waivers (Note 3)	(637)	(609)	(1,260)	(1,258)

Net expenses	1,641	769	2,940	1,381
Net investment income (loss)	$4,011	$5,248	$8,953	$10,614

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(533)	(372)	(818)	(415)
Over the counter financial derivative instruments	(189)	—	(170)	—
Foreign currency	6	—	7	—

Total net realized gain (loss)	(716)	(372)	(981)	(415)

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	959	(787)	(730)	635
Over the counter financial derivative instruments	(39)	—	(150)	—
Foreign currency	24	—	24	—

Total change in unrealized appreciation (depreciation)	944	(787)	(856)	635

Net realized and unrealized gains (losses)	228	(1,159)	(1,837)	220

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,239	$4,089	$7,116	$10,834

Weighted average shares outstanding (basic and diluted)	23,080,085	21,602,602	23,080,085	22,122,559
Net Investment income (loss) per share (basic and diluted)	$0.17	$0.24	$0.39	$0.48
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.18	$0.19	$0.31	$0.49
The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$4,011	$5,248	$8,953	$10,614
Net realized gain (loss)	(716)	(372)	(981)	(415)
Net change in unrealized appreciation (depreciation)	944	(787)	(856)	635

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,239	$4,089	$7,116	$10,834

Distributions to stockholders from:
Distributable earnings	(2,750)	(3,100)	(2,750)	(3,100)

Total distributions to stockholders	(2,750)	(3,100)	(2,750)	(3,100)

Capital Share Transactions
Redemption of common shares	$—	$—	$—	$(33,238)

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$—	$—	$(33,238)

Total Increase (Decrease) in Net Assets	$1,489	$989	$4,366	$(25,504)

Net Assets
Beginning of period	$203,870	$195,557	$200,993	$222,050

End of period	$205,359	$196,546	$205,359	$196,546

Capital Share Activity
Shares redeemed	—	—	—	(3,785,282)

Net Increase (Decrease) in Shares Outstanding	—	—	—	(3,785,282)

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$7,116	$10,834
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(36,518)	(10,182)
Proceeds from sales of long-term securities	38,653	28,750
Sales (Purchases) of short-term portfolio investments, net	(17,750)	20,963
Net change in unrealized (appreciation) depreciation on investments	730	(635)
Net change in unrealized (appreciation) depreciation on over the counter financial derivative instruments	150	—
Net realized (gain) loss on investments	818	415
Payment in-kind interest	(3,737)	(3,247)
Net (accretion) on investments	(950)	(1,201)
Paydown (gain)	(6)	(244)
Amortization of deferred financing costs	134	134
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	247	246
(Increase) decrease in paydown receivable and sales of investments	5,069	(37)
(Increase) decrease in organizational costs paid by Advisor	—	173
Increase (decrease) in interest payable	(575)	(62)
Increase (decrease) in accrued administration fee	2	(14)
Increase (decrease) in organizational costs payable to Advisor	—	(1)
Increase (decrease) in payable for investments purchased	560	—
Increase (decrease) in directors fee reimbursement to Advisor	178	3
Increase (decrease) in accrued legal fee	182	98
Increase (decrease) in accrued commitment fee	(32)	18
Increase (decrease) in other payable	92	102

Net cash provided by (used for) operating activities	$(5,637)	$46,113

Cash Flows From Financing Activities:
Proceeds from debt	$27,016	$—
Repayment of debt	(745)	—
Redemption of common shares	—	(33,238)
Distributions paid	(2,750)	(3,100)
Deferred financing costs paid	—	(3)

Net cash provided by (used for) financing activities	$23,521	$(36,341)

Net increase (decrease) in cash, restricted cash and foreign currency	17,884	9,772

Cash, restricted cash and foreign currency, beginning of period	2,196	3,315

Cash, restricted cash and foreign currency, end of period	$20,080	$13,087

Supplemental and Cash Flow Information:
Interest paid during the period	$2,688	$513
Tax expenses paid during the period	$80	$84

Supplemental and Non-Cash Information:
Exchange of investments	—	11,554

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Brokerage
Assured Partners, Inc. Term Loan (8)	SOFR + 3.500%	7.827%	02/14/2031	3,474	$3,485	$3,486	1.70%
Hub International Limited Term Loan (8)	SOFR + 2.500%	6.769%	06/20/2030	2,973	2,983	2,985	1.45%

Total Brokerage					6,468	6,471	3.15%
Chemicals
Puris LLC Term Loan (3)(8)	SOFR + 5.750%	10.068%	06/30/2031	5,855	5,786	5,812	2.83%

Total Chemicals					5,786	5,812	2.83%
Consumer Products
DRS Holdings III, Inc. (3)(8)	SOFR + 5.250%	9.583%	11/01/2028	4,720	4,720	4,720	2.30%
Neon Maple Purchaser, Inc. Term Loan (2)(14)	SOFR + 3.000%	7.327%	11/17/2031	100	100	100	0.05%

Total Consumer Products					4,820	4,820	2.35%
Consumer Services
BCPE Empire Holdings, Inc. Term Loan (8)	SOFR + 3.250%	7.577%	12/11/2030	4,953	4,959	4,931	2.40%
RKD Group Term Loan (3)(8)	SOFR + 5.500%	9.824%	05/19/2031	2,311	2,300	2,300	1.12%

Total Consumer Services					7,259	7,231	3.52%
Diversified Manufacturing
TK Elevator Midco GmbH Facility B Loan (2)(8)(12)	SOFR + 3.000%	7.237%	04/30/2030	2,457	2,457	2,466	1.20%

Total Diversified Manufacturing					2,457	2,466	1.20%
Entertainment
SubCalidora 2 S.a r.l. Term Loan (2)(3)(13)	EURIBOR + 5.750%	8.105%	08/14/2029	2,384	2,536	2,823	1.37%

Total Entertainment					2,536	2,823	1.37%
Financial Other
Altera Corporation Term Loan (8)	SOFR + 3.000%	7.322%	06/21/2032	1,900	1,891	1,902	0.93%
Asurion, LLC B-12 Term Loan (8)	SOFR + 4.250%	8.577%	09/19/2030	4,973	4,924	4,856	2.36%

Total Financial Other					6,815	6,758	3.29%
Food and Beverage
Golden State Foods, LLC Term Loan	SOFR + 4.250%	8.561%	12/04/2031	99	99	100	0.05%
Triton Water Holdings, Inc. Term Loan (8)	SOFR + 2.250%	6.546%	03/31/2028	4,949	4,949	4,973	2.42%

Total Food and Beverage					5,048	5,073	2.47%
Healthcare
Phoenix Guarantor, Inc. Term Loan (8)	SOFR + 2.500%	6.827%	02/21/2031	3,474	3,484	3,489	1.70%
U.S. Renal Care, Inc. Closing Date Term Loan	SOFR + 5.114%	9.441%	06/20/2028	1,567	1,098	1,487	0.72%

Total Healthcare					4,582	4,976	2.42%
Industrial Other
Apex Service Partners, LLC Initial Delayed Term Loan (3)	SOFR + 5.000%	9.333%	10/24/2030	761	754	757	0.37%
Apex Service Partners, LLC Delayed Term Loan (3)	SOFR + 5.000%	9.296%	10/24/2030	758	754	754	0.37%
Apex Service Partners, LLC Second Amendment Delayed Term Loan (3)(10)	SOFR + 5.000%	9.296%	10/24/2030	646	267	265	0.13%
Apex Service Partners, LLC Term Loan (3)	SOFR + 5.000%	9.333%	10/24/2030	3,196	3,168	3,179	1.55%
Apex Service Partners, LLC Second Amendment Term Loan (3)	SOFR + 5.000%	9.280%	10/24/2030	221	218	219	0.11%
Cube Industrials Buyer, Inc. Term Loan (8)	SOFR + 3.250%	7.522%	10/17/2031	4,988	5,018	5,020	2.44%
Stepstone Group Midco 2 GmbH Term Loan (8)(12)	SOFR + 4.500%	8.651%	12/19/2031	2,500	2,494	2,431	1.18%

Total Industrial Other					12,673	12,625	6.15%
Insurance Life
Integrity Marketing Acquisition, LLC Incremental Term Loan (3)	SOFR + 5.000%	9.333%	08/25/2028	9,104	9,115	9,104	4.43%

Total Insurance Life					9,115	9,104	4.43%
IT Services
Alorica, Inc. Term Loan (3)(8)	SOFR + 6.875%	11.202%	12/21/2027	11,377	11,312	11,172	5.44%

Total IT Services					11,312	11,172	5.44%
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (8)	SOFR + 3.175%	7.502%	04/13/2029	1,819	1,768	1,817	0.88%

Total Packaging					1,768	1,817	0.88%
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (8)	SOFR + 4.100%	8.396%	10/01/2027	2,203	2,193	2,128	1.04%

Total Pharmaceuticals					2,193	2,128	1.04%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Retailers
LBM Acquisition, LLC Incremental Term Loan (8)	SOFR + 3.850%	8.162%	06/06/2031	2,194	$1,870	$2,057	1.00%
MI Windows and Doors, LLC Term Loan (8)	SOFR + 3.000%	7.327%	03/28/2031	3,474	3,493	3,485	1.70%

Total Retailers					5,363	5,542	2.70%
Technology
Arctic Wolf Networks, Inc. Term Loan (3)(8)	SOFR + 5.750%	10.030%	02/04/2030	4,000	3,927	3,889	1.89%
Caldera Medical Term Loan (3)(8)	SOFR + 7.000%	11.210%	03/27/2029	4,988	4,899	4,882	2.38%
Cloud Software Group, Inc. Term Loan (8)	SOFR + 3.750%	8.046%	03/21/2031	635	635	637	0.31%
Cloud Software Group, Inc. Term Loan (8)	SOFR + 3.500%	7.796%	03/29/2029	1,834	1,838	1,838	0.90%
CoreWeave Compute Acquisition Co. IV, LLC Initial Term Loan (3)(10)	SOFR + 6.000%	10.242%	05/16/2029	5,000	3,259	3,376	1.64%
Cotiviti, Inc. Initial Term Loan (8)	SOFR + 2.750%	7.074%	05/01/2031	4,950	4,954	4,933	2.40%
Cotiviti, Inc. Initial Term Loan (8)	SOFR + 2.750%	7.074%	03/26/2032	1,800	1,783	1,794	0.87%
DataBricks, Inc. Term Loan (3)(10)	SOFR + 4.500%	8.816%	01/03/2031	1,450	1,444	1,468	0.71%
Dun & Bradstreet Term Loan (3)(8)	SOFR + 5.500%	9.577%	04/03/2032	1,573	1,557	1,557	0.76%
DwyerOmega Revolving Credit Loan (10)	SOFR + 4.750%	9.046%	07/20/2029	606	84	93	0.05%
DwyerOmega Term Loan (3)(8)	SOFR + 4.750%	9.046%	08/28/2029	3,869	3,836	3,866	1.88%
Endurance International Group Holdings, Inc. Initial Term Loan (3)(8)	SOFR + 3.614%	7.927%	02/10/2028	6,788	6,590	5,227	2.55%
Mavenir Systems, Inc. Initial Term Loan (2)(11)	N/A	N/A	08/18/2028	9,725	9,666	6,747	3.29%
Mavenir Systems, Inc. Initial Term Loan (2)(3)	SOFR + 10.000%	14.324%	09/02/2025	633	630	621	0.30%
Mavenir Systems, Inc. Initial Term Loan (2)(3)	SOFR + 10.000%	14.318%	09/02/2025	469	466	460	0.22%
Mavenir Systems, Inc. Initial Term Loan (2)(3)	SOFR + 10.000%	14.310%	09/02/2025	234	232	229	0.11%
McAfee Corp. Term Loan (8)	SOFR + 3.000%	7.316%	03/01/2029	2,328	2,214	2,266	1.10%
MH Sub I, LLC Term Loan (8)	SOFR + 4.250%	8.577%	05/03/2028	1,466	1,424	1,378	0.67%
MH Sub I, LLC Term Loan (8)	SOFR + 4.250%	8.577%	12/31/2031	992	966	865	0.42%
MRI Software, LLC Revolving Credit Loan (3)(10)	SOFR + 4.750%	9.046%	02/10/2027	17	16	16	0.01%
MRI Software, LLC Term Loan	SOFR + 4.750%	9.046%	02/10/2027	4,670	4,663	4,652	2.27%
Polaris Newco, LLC Dollar Term Loan (8)	SOFR + 4.012%	8.291%	06/02/2028	2,363	2,316	2,306	1.12%
Renaissance Holding Corp. Initial Term Loan	SOFR + 4.000%	8.280%	04/05/2030	4,950	4,952	4,509	2.20%

Total Technology					62,351	57,609	28.05%

Total First Lien Senior Secured					150,546	146,427	71.29%

Second Lien Senior Secured
Chemicals
K2 Pure Solutions Nocal Holding Term Loan (3)(6)(9)	N/A	17.000%	01/30/2029	5,524	5,186	5,578	2.72%

Total Chemicals					5,186	5,578	2.72%

Total Second Lien Senior Secured					5,186	5,578	2.72%

Senior Unsecured
Consumer Services
LEAF Home Solutions Note (3)(6)(8)	N/A	12.000%	02/26/2027	38,392	38,334	37,589	18.30%

Total Consumer Services					38,334	37,589	18.30%
Technology
GCOM (3)(6)(9)	N/A	17.000%	02/16/2029	17,113	14,939	15,434	7.52%

Total Technology					14,939	15,434	7.52%

Total Senior Unsecured					53,273	53,023	25.82%

Total Debt Investments					209,005	205,028	99.83%

Common Stocks
Chemicals
K2 Propco Class S Units (3)(7)(9)	N/A	N/A	N/A	897	285	794	0.39%
K2 Pure Solutions Class S Units (3)(7)(9)	N/A	N/A	N/A	113	36	100	0.05%

Total Chemicals					321	894	0.44%
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	N/A	25,000	360	158	0.08%

Total Retailers					360	158	0.08%

Total Common Stocks					681	1,052	0.52%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(7)	N/A	N/A	09/08/2028	47,166	$—	$—	0.00%

Total Retailers					—	—	0.00%
Technology
GCOM (3)(7)(9)	N/A	N/A	08/11/2033	2,491,250	2,491	1,728	0.84%
Mavenir Systems, Inc. (3)(7)	N/A	N/A	N/A	1,235,313	—	—	0.00%

Total Technology					2,491	1,728	0.84%

Total Warrants					2,491	1,728	0.84%

Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill	N/A	4.024%	07/31/2025	600	598	598	0.29%
U.S. Treasury Bill	N/A	4.128%	08/07/2025	1,400	1,394	1,394	0.68%
U.S. Treasury Bill	N/A	4.205%	10/07/2025	21,000	20,758	20,760	10.11%
U.S. Treasury Bill	N/A	4.213%	10/21/2025	14,000	13,817	13,817	6.73%

Total U.S. Treasury Bills					36,567	36,569	17.81%

Total Short-Term Investments					36,567	36,569	17.81%

Total Non-Controlled, Non-Affiliated Investments					$248,744	$244,377	119.00%

Total Investments					$248,744	$244,377	119.00%

(1)	All investments are U.S. domiciled, unless otherwise indicated.
(2)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, total non-qualifying
assets at fair value represented 6.5% of the Company’s total net assets calculated in accordance with the 1940 Act.

(3)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements.
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”) or Euro Interbank Offered Rate (“EURIBOR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of June 30, 2025, the reference rates for the floating rate loans were the 1 Month SOFR of 4.32%, 3 Month SOFR of 4.29%, 6 Month SOFR of 4.15%, 1 Month EURIBOR of 1.93%, 3 Month EURIBOR of 1.94% and 6 Month EURIBOR of 2.04%.

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

(10)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. Please refer to Note 8. Commitments & Contingencies for additional details.
(11)	Security is not accruing income as of the date of this report.
(12)	Investment is Germany domiciled.
(13)	Investment is Spain domiciled.
(14)	Investment is Canada domiciled.
ADDITIONAL INFORMATION
Foreign currency forward contracts (amounts in thousands):

Counterparty	Currency Purchased		Currency Sold		Settlement	Unrealized Appreciation (Depreciation)
Bank of America	USD	2,627	EUR	2,310	7/2/2025	$(94)
Standard Chartered Bank	USD	2,714	EUR	2,310	8/4/2025	(13)

Total foreign forward currency contracts						$(107)

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
June 30, 2025
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
As of June 30, 2025, the Company had total Capital Commitments of $216.0 million, of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
and Articles 6, 10 and 12 of Regulation
S-X.
Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The consolidated balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2025 and December 31, 2024, the Company had deferred financing costs of $1.9 million and $2.0 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of June 30, 2025 and December 31, 2024, there were no expenses recoverable by the Advisor for organizational expenses paid on the Company’s behalf. As of June 30, 2025 and December 31, 2024, there were $1.1 million and $1.1 million, respectively, owed to the Advisor for organizational expenses paid on the Company’s behalf, which are recorded as “Organizational costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of June 30, 2025 and December 31, 2024, there were no expenses recoverable by the Advisor for offering costs paid on the Company’s behalf. As of June 30, 2025 and December 31, 2024, there were $20 thousand and $20 thousand, respectively, owed to the Advisor for offering costs paid on the Company’s behalf, which are recorded as “Offering costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
Cash, restricted cash and foreign currency consisted of the following as of June 30, 2025 and December 31, 2024 (amounts in thousands). Foreign currency cost is disclosed on the Consolidated Statements of Assets and Liabilities.

	June 30, 2025	December 31, 2024
Cash	$14,855	$767
Restricted Cash	5,060	1,348
Foreign Currency	165	81

Total cash, restricted cash and foreign currency in the Consolidated Statement of Cash Flows	$20,080	$2,196

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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2025. As of June 30, 2025, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are the years 2022 through 2024 (with limited exceptions), assuming tax filings have been made for those years.
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
For the three months ended June 30, 2025 and 2024, the Company incurred a management fee of $0.6 million and $0.6 million, respectively, of which 100% was waived by the Advisor. For the six months ended June 30, 2025 and 2024, the Company incurred a management fee of $1.3 million and $1.3 million, respectively, of which 100% was waived by the Advisor.

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
For the three months ended June 30, 2025 and 2024, the Company incurred an administration fee of $77 thousand and $73 thousand, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred an administration fee of $152 thousand and $148 thousand, respectively.
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2025, including directors fees. As of June 30, 2025 and December 31, 2024, $0.4 million and $0.2 million, respectively, are reimbursable to the Advisor for directors fees, which are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended June 30, 2025 and 2024, the Company did not waive any organizational costs. For the six months ended June 30, 2025 and 2024, the Company did not waive any organizational costs.
For the three months ended June 30, 2025 and 2024, the Advisor recouped $0 and $86 thousand, respectively, from the Company for prior expenses paid, which are recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations. For the six months ended June 30, 2025 and 2024, the Advisor recouped $0 and $172 thousand, respectively, from the Company for prior expenses paid, which are recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations.
Due to/from Affiliate
There were no receivables or payables to affiliates as of June 30, 2025 and December 31, 2024.
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
co-investments
imposes extensive conditions on any
co-investments
made in reliance on such relief.
See
Note 1. Organization
for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2025 and December 31, 2024, the Company’s average asset coverage ratio was 477% and 813%, respectively.
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
The Company’s outstanding debt as of June 30, 2025 was as follows (amounts in thousands):

	June 30, 2025
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$100,000	$(54,453)	$45,547

Total	$100,000	$(54,453)	$45,547

(1)	The carrying value is presented gross of unamortized deferred financing costs of $1.9 million.
The Company’s outstanding debt as of December 31, 2024 was as follows (amounts in thousands):

	December 31, 2024
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$100,000	$(28,182)	$71,818

Total	$100,000	$(28,182)	$71,818

(1)	The carrying value is presented gross of unamortized deferred financing costs of $2.0 million.
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
The following table represents interest, utilization and other fees for the Credit Facility for the three months ended June 30, 2025 (amounts in thousands):

	Interest Rate	Utilization Fee	Unused Commitment Fee (1)	Interest Expense	Utilization Fee	Other Fees (2)
Credit Facility	S+2.85%	(3)	0.40%	$922	$180	$119

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

(2)	Includes unused commitment fees of $40, amortization expense for deferred financing costs of $67 and debt administration fees of $12.
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

The following table represents interest, utilization and other fees for the Credit Facility for the three months ended June 30, 2024 (amounts in thousands):

	Interest Rate	Utilization Fee	Unused Commitment Fee	Interest Expense	Utilization Fee	Other Fees (1)
Credit Facility	S+2.85%	(2)	0.40%	$—	$175	$191

(1)	Includes unused commitment fees of $124 and amortization expense for deferred financing costs of $67.
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

The following table represents interest, utilization and other fees for the Credit Facility for the six months ended June 30, 2025 (amounts in thousands):

	Interest Rate	Utilization Fee	Unused Commitment Fee (1)	Interest Expense	Utilization Fee	Other Fees (2)
Credit Facility	S+2.85%	(3)	0.40%	$1,594	$410	$243

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

(2)	Includes unused commitment fees of $90, amortization expense for deferred financing costs of $134 and debt administration fees of $19.
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

The following table represents interest, utilization and other fees for the Credit Facility for the six months ended June 30, 2024 (amounts in thousands):

	Interest Rate	Utilization Fee	Unused Commitment Fee	Interest Expense	Utilization Fee	Other Fees (1)
Credit Facility	S+2.85%	(2)	0.40%	$—	$175	$410

(1)	Includes unused commitment fees of $276 and amortization expense for deferred financing costs of $134.
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
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of June 30, 2025 and December 31, 2024, the Subsidiary was in compliance with these covenants.
Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cashflow are pledged as collateral for the Credit Facility.
The weighted average interest expense as a percentage of the aggregate borrowings outstanding for the three months ended June 30, 2025 and the year ended December 31, 2024 was 9.58% and 42.49%, respectively, with 7.24% and 7.78% attributable to stated interest expense, respectively. The weighted average debt of aggregate borrowings outstanding for the three months ended June 30, 2025 and the year ended December 31, 2024 was $51.1 million and $8.4 million, respectively.
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
Investments at fair value and cost consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$150,546	$146,427	$131,893	$129,359
Second Lien Senior Secured	5,186	5,578	7,838	8,212
Senior Unsecured	53,273	53,023	49,521	48,562
Corporate Bonds	—	—	18,452	18,732
Common Stocks	681	1,052	681	891
Warrants	2,491	1,728	2,491	1,480
Short-Term Investments	36,567	36,569	18,378	18,381

Total investments	$248,744	$244,377	$229,254	$225,617

The industry composition of investments as a percentage of total investments based on fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Automotive	—%	8.3%
Brokerage	2.6%	3.1%
Chemicals	5.0%	6.0%
Consumer Products	2.0%	—%
Consumer Services	18.3%	17.7%
Diversified Manufacturing	1.0%	1.1%
Entertainment	1.2%	—%
Financial Other	2.8%	2.2%
Food and Beverage	2.1%	2.3%
Healthcare	2.0%	2.2%
Industrial Other	5.2%	1.9%
Insurance Life	3.7%	4.1%
IT Services	4.6%	5.0%
Packaging	0.7%	3.0%
Pharmaceuticals	0.9%	1.0%
Retailers	2.3%	2.6%
Technology	30.6%	31.4%
Treasury Bills	15.0%	8.1%

Total	100.0%	100.0%

As of June 30, 2025, 96.8% of investments held were based in the United States, 2.0% of investments held were based in Germany, 1.2% of investments held were based in Spain, and less than 0.1% of investments held were based in Canada.
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
The following tables summarize the fair value of the Company’s investments as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$79,731	$66,696	$146,427
Second Lien Senior Secured	—	—	5,578	5,578
Senior Unsecured	—	—	53,023	53,023
Common Stocks	—	—	1,052	1,052
Warrants	—	—	1,728	1,728
Short-Term Investments	—	36,569	—	36,569

Total assets	$—	$116,300	$128,077	$244,377

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$(107)	$—	$(107)

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$82,442	$46,917	$129,359
Second Lien Senior Secured	—	2,817	5,395	8,212
Senior Unsecured	—	—	48,562	48,562
Corporate Bonds	—	18,732	—	18,732
Common Stocks	—	—	891	891
Warrants	—	—	1,480	1,480
Short-Term Investments	—	18,381	—	18,381

Total assets	$—	$122,372	$103,245	$225,617

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$43	$—	$43

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
The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands) for the six months ended June 30, 2025 and 2024:

	Beginning Balance at 12/31/2024	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 6/30/25
Term Loans First Lien Secured	$46,917	$20,308	$—	$(511)	$125	$6	$(56)	$—	$(93)	$66,696
Term Loans Second Lien Secured	5,395	189	—	—	35	—	(41)	—	—	5,578
Term Loans Senior Unsecured	48,562	3,547	—	—	206	—	708	—	—	53,023
Common Stocks	891	—	—	—	—	—	161	—	—	1,052
Unlisted Warrants	1,480	—	—	—	—	—	248	—	—	1,728

Totals	$103,245	$24,044	$—	$(511)	$366	$6	$1,020	$—	$(93)	$128,077

	Beginning Balance at 12/31/2023	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 6/30/24
Term Loans First Lien Secured	$25,574	$154	$0	$(5,240)	$68	$138	$139	$6,930	$0	$27,763
Term Loans Second Lien Secured	0	4,726	0	0	21	0	(8)	0	0	4,739
Term Loans Senior Unsecured	40,061	3,100	0	0	176	0	349	0	0	43,686
Common Stocks	263	642	0	(321)	0	0	(92)	0	0	492
Unlisted Warrants	2,181	0	0	0	0	0	(454)	0	0	1,727

Totals	$68,079	$8,622	$0	$(5,561)	$265	$138	$(66)	$6,930	$0	$78,407

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Fair Value as of June 30, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$52,855	Discounted Cash Flow	Discount Rate	7.87% – 18.00%	10.95%
	1,468	Third Party Vendor	Broker Quote	101.00%	101.00%
	9,902	Recent Transaction	Purchase Price	n/a	n/a
	8,049	Indicative Market Quotation	Broker Quote	77.00% – 100.50%	85.24%
Senior Unsecured	53,023	Discounted Cash Flow	Discount Rate	13.71% – 21.37%	15.94%
Common Stocks	894	Comparable Multiple	EBITDA Multiple	n/a	8.29x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	20.75%/0.50x
Warrants	1,728	Comparable Multiple	EBITDA Multiple	n/a	10.25x

Total Assets	$128,077

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$37,597	Discounted Cash Flow	Discount Rate	9.19% – 18.00%	11.62%
	2,476	Third Party Vendor	Broker Quote	100.25%	100.25%
	6,644	Recent Transaction	Purchase Price	n/a	n/a
	5,595	Indicative Market Quotation	Broker Quote	82.00%	82.00%
Senior Unsecured	48,562	Discounted Cash Flow	Discount Rate	14.21% – 22.12%	16.43%
Common Stocks	733	Comparable Multiple	EBITDA Multiple	n/a	5.75x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	20.75%/0.50x
Warrants	1,480	Comparable Multiple	EBITDA Multiple	n/a	10.00x, 9.50x

Total Assets	$103,245

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
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
For the six months ended June 30, 2025, the Company’s average USD notional exposure to foreign currency forward contracts was $46 thousand.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities were as follows (amounts in thousands):

Reporting Date	Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
June 30, 2025	Bank of America	$—	$(94)	$(94)	$—	$(94)
June 30, 2025	Standard Chartered Bank	—	(13)	(13)	—	(13)

(1)	Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

There were no derivatives held at June 30, 2024.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized gain (loss) on foreign currency forward contracts	$(189)	$—	$(170)	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(39)	—	(150)	—

Total net realized and unrealized gains (losses) on foreign currency forward contracts	(228)	—	(320)	—

8. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of June 30, 2025 and December 31, 2024, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of June 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies (amounts in thousands):

Portfolio Company	Investment Type	June 30, 2025
Apex Service Partners, LLC	Delayed Draw Term Loan	$379
Apex Service Partners, LLC	Revolving Loan	253
AvidXChange, Inc.	Term Loan	4,849
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw Term Loan	1,741
DataBricks, Inc.	Delayed Draw Term Loan	321
DRS Holdings III, Inc.	Revolving Loan	268
Dun & Bradstreet	Delayed Draw Loan	157
Dwyer Instruments, LLC	Delayed Draw Term Loan	505
Dwyer Instruments, LLC	Revolving Loan	522
Guardian Capital	Term Loan	5,000
Integrity Marketing Acquisition, LLC	Revolving Loan	741
MRI Software, LLC	Revolving Loan	277
RKD Group LLC	Delayed Draw Term Loan	311
RKD Group LLC	Revolving Loan	178
Strategic Gaming Management LLC	Term Loan	5,000

Portfolio Company	Investment Type	December 31, 2024
Apex Service Partners, LLC	Delayed Draw Term Loan	$540
Apex Service Partners, LLC	Revolving Loan	81
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw Term Loan	2,471
DataBricks, Inc.	Delayed Draw Term Loan	321
Dwyer Instruments, LLC	Delayed Draw Term Loan	505
Dwyer Instruments, LLC	Revolving Loan	606
Integrity Marketing Acquisition, LLC	Revolving Loan	741
MRI Software, LLC	Revolving Loan	277
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
9. Net Assets
Equity Issuance
For the three and six months ended June 30, 2025, the Company’s authorized stock consisted of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.
The Company did not hold a closing of the continuous Private Offering for the three and six months ended June 30, 2025.
Distributions and Distribution Reinvestment
The following table summarizes distributions declared during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 8, 2025	May 20, 2025	May 22, 2025	$0.12
The following table summarizes distributions declared during the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 3, 2024	May 20, 2024	May 22, 2024	$0.14
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
For the three and six months ended June 30, 2025, no Share repurchase was offered or requested and no Shares were repurchased.
10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net increase (decrease) in net assets resulting from operations	$4,239	$4,089	$7,116	$10,834
Weighted average shares of common stock outstanding - basic and diluted	23,080,085	21,602,602	23,080,085	22,122,559
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.18	$0.19	$0.31	$0.49
11. Financial Highlights

	Six Months Ended
	June 30, 2025	June 30, 2024
Per share data:
Net asset value, beginning of period	$8.71	$8.75
Net investment income (loss) (1)	0.39	0.48
Net realized and unrealized gain (loss) on investment transactions (2)	(0.08)	0.01

Net increase (decrease) in net assets from operations (1)	0.31	0.49
Distributions declared (1)	(0.12)	(0.14)

Total increase (decrease) in net assets	0.19	0.35

Net asset value, end of period	$8.90	$9.10

Shares Outstanding, end of period	23,080,085	21,602,602
Total Return (3)	3.57%	5.77%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	4.19%	2.61%
Ratio of expenses to average net assets, net of waivers (4)(5)	2.93%	1.33%
Ratio of net investment income (loss) to average net assets (4)(5)	8.92%	10.92%
Net Assets, end of period	$205,359	$196,546
Weighted average shares outstanding	23,080,085	22,122,559
Total capital commitments, end of period	$216,026	$216,026
Weighted average debt outstanding	44,289,225	—
Asset coverage ratio	477.13%	—
Portfolio turnover rate (6)	16.03%	6.15%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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
Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and to assess its performance, and has discrete financial information available. The Executive Officers of the Company, as disclosed in the Company’s report on Form
10-K,
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
On August 7, 2025, the Board declared a dividend of $0.11 per share, which is payable on August 22, 2025 to stockholders of record as of August 20, 2025.

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

Portfolio, Investment Activity And Results Of Operations

As of June 30, 2025, the Company had investments, excluding cash equivalents, in 43 portfolio companies across 16 industries. Based on fair value as of June 30, 2025, 71% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 71% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR or EURIBOR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.6% as of June 30, 2025. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of June 30, 2025, the Company’s estimated weighted average total yield of investments in debt securities was 8.8%. Weighted average yields are based on interest rates as of June 30, 2025.

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

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	June 30, 2025
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies (1)
Risk rating 1	$—	—%	—
Risk rating 2	236,320	96.7	43
Risk rating 3	1,310	0.5	1
Risk rating 4	6,747	2.8	1

	$244,377	100%	45

(1)	As of June 30, 2025, the investments in one portfolio company were reflected in both Risk Rating 3 and Risk Rating 4 categories.

	December 31, 2024
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	217,382	96.4	39
Risk rating 3	8,235	3.6	1
Risk rating 4	—	—	—

	$225,617	100%	40

Consolidated Results Of Operations

The following table represents our operating results (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total investment income	$5,652	$6,017	$11,893	$11,995
Less: Net expenses	1,641	769	2,940	1,381

Net investment income (loss)	4,011	5,248	8,953	10,614

Net realized gain (loss)	(716)	(372)	(981)	(415)
Net change in unrealized appreciation (depreciation)	944	(787)	(856)	635

Net increase (decrease) in Net Assets resulting from operations	$4,239	$4,089	$7,116	$10,834

Investment income was as follows (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Interest income	$4,834	$5,144	$8,123	$8,647
Payment in-kind interest	801	796	3,737	3,247
Other income	17	77	33	101

Total Investment Income	$5,652	$6,017	$11,893	$11,995

For the three and six months ended June 30, 2025 and 2024, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $244.4 million as of June 30, 2025 and $225.6 million as of December 31, 2024. As of such dates, all of the Company’s debt investments were income-producing.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Expenses:
Management fee	$637	$609	$1,260	$1,258
Directors fees	136	43	179	86
Administration fee	77	73	152	148
Interest expense	1,221	366	2,247	585
Tax expense	50	84	100	84
Legal expenses	113	36	184	99
Other expenses	44	81	78	207
Recoupment of prior expenses paid by the Advisor	—	86	—	172

Total expenses	$2,278	$1,378	$4,200	$2,639

Waivers	(637)	(609)	(1,260)	(1,258)

Net expenses	$1,641	$769	$2,940	$1,381

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

For the three and six months ended June 30, 2025 and 2024, we did not incur any excise tax.

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

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after (and including) such borrowing. As of June 30, 2025 and December 31, 2024, our average asset coverage ratio was 477% and 813%, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company had $54.5 million and $28.2 million, respectively, of outstanding borrowings. See “Note 4. Borrowings” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information.

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

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of June 30, 2025, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows (amounts in thousands):

Unfunded Commitments	As of June 30, 2025
First Lien Senior Secured	$20,502

Unfunded Commitments	As of December 31, 2024
First Lien Senior Secured	$5,542

Unregistered Sales of Equity Securities

For the three and six months ended June 30, 2025 and 2024, the Company did not hold closings of our continuous private offering of Shares.

Distributions and Distribution Reinvestment

The following table summarizes distributions declared during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 8, 2025	May 20, 2025	May 22, 2025	$0.12

The following table summarizes distributions declared during the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 3, 2024	May 20, 2024	May 22, 2024	$0.14

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

Assuming that the Consolidated Statements of Assets and Liabilities as of June 30, 2025, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(380)	$—	$(380)
Up 100 basis points	$1,521	$—	$1,521
Up 200 basis points	$3,043	$—	$3,043
Up 300 basis points	$4,564	$—	$4,564

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended June 30, 2025, there have been no material changes from the risk factors set forth in the Company’s most recent
Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
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

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: August 14, 2025	By:	/s/ John W. Lane*
John W. Lane
President
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Crystal Porter*
Crystal Porter
Treasurer
(Principal Financial and Accounting Officer)

Date: August 14, 2025	*By:	/s/ William J. Bielefeld
William J. Bielefeld
As attorney-in-fact

*	Pursuant to power of attorney filed as an exhibit to the registrant’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.