Form 10-Q
period 2025-09-30
PIMCO Capital Solutions BDC Corp.
filed 2025-11-12
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).  Yes ☐ No ☒
The issuer had 23,080,085 shares of common stock, $0.001 par value per share, outstanding as of November 12, 2025.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $230,283 and $229,254, respectively)	$228,845	$225,617
Financial derivative instruments Over the counter	5	43
Cash	659	767
Restricted cash	932	1,348
Foreign currency, at value (cost of $206 and $83, respectively)	213	81
Interest receivable	1,120	2,765
Receivable for paydowns and sales of investments	37	5,111
Deferred financing costs	728	2,023

Total Assets	$232,539	$237,755

Liabilities
Debt	29,320	28,182
Financial derivative instruments Over the counter	16	—
Payable for investments purchased	—	5,414
Interest payable	109	846
Accrued administration fee	77	75
Organizational costs payable to Advisor	1,109	1,109
Offering costs payable to Advisor	20	20
Directors fee reimbursement to Advisor	500	188
Accrued legal fee	498	326
Accrued commitment fee	110	156
Other liabilities	663	446

Total Liabilities	$32,422	$36,762

Commitments & Contingencies (Note 8)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 23,080,085 and 23,080,085 shares issued and outstanding as of
September 30, 2025 and December 31, 2024, respectively	$23	$23
Paid-in-capital in excess of par	232,896	232,896
Distributable earnings (loss)	(32,802)	(31,926)

Total Net Assets	$200,117	$200,993

Total Liabilities and Net Assets	$232,539	$237,755

Net asset value per share	$8.67	$8.71

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$4,933	$3,089	$13,057	$11,737
Payment in-kind interest	854	2,785	4,590	6,031
Other income	35	45	66	147

Total investment income	$5,822	$5,919	$17,713	$17,915

Expenses
Management fee	$641	$620	$1,900	$1,878
Directors fee	136	42	315	128
Administration fee	77	74	228	223
Interest expense	1,216	1,634	3,463	2,261
Tax expense	50	40	150	124
Legal expenses	79	33	263	133
Other expenses	49	31	127	194
Recoupment of prior expenses paid by the Advisor	—	21	—	193

Total expenses	$2,248	$2,495	$6,446	$5,134
Less: Waivers (Note 3)	(641)	(620)	(1,900)	(1,878)

Net expenses	1,607	1,875	4,546	3,256
Net investment income (loss)	$4,215	$4,044	$13,167	$14,659

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(8,761)	77	(9,579)	(339)
Debt extinguishment	(1,100)	—	(1,100)	—
Over the counter financial derivative instruments	(102)	—	(271)	—
Foreign currency	46	(15)	53	(15)

Total net realized gain (loss)	(9,917)	62	(10,897)	(354)

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	2,929	725	2,199	1,360
Over the counter financial derivative instruments	96	(23)	(54)	(23)
Foreign currency	(15)	(2)	9	(2)

Total change in unrealized appreciation (depreciation)	3,010	700	2,154	1,335

Net realized and unrealized gains (losses)	(6,907)	762	(8,743)	981

Net Increase (Decrease) in Net Assets Resulting from
Operations	$(2,692)	$4,806	$4,424	$15,640

Weighted average shares outstanding (basic and diluted)	23,080,085	21,602,602	23,080,085	21,934,160
Net Investment income (loss) per share (basic and diluted)	$0.18	$0.19	$0.57	$0.67
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$(0.12)	$0.22	$0.19	$0.71
The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$4,215	$4,044	$13,167	$14,659
Net realized gain (loss)	(9,917)	62	(10,897)	(354)
Net change in unrealized appreciation (depreciation)	3,010	700	2,154	1,335

Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,692)	$4,806	$4,424	$15,640

Distributions to stockholders from:
Distributable earnings	(2,550)	(3,250)	(5,300)	(6,350)

Total distributions to stockholders	(2,550)	(3,250)	(5,300)	(6,350)

Capital Share Transactions
Redemption of common shares	$—	$—	$—	$(33,238)

Net Increase (Decrease) in Net Assets Resulting from Capital
Share Transactions	$—	$—	$—	$(33,238)

Total Increase (Decrease) in Net Assets	$(5,242)	$1,556	$(876)	$(23,948)

Net Assets
Beginning of period	$205,359	$196,546	$200,993	$222,050

End of period	$200,117	$198,102	$200,117	$198,102

Capital Share Activity
Shares redeemed	—	—	—	(3,785,282)

Net Increase (Decrease) in Shares Outstanding	—	—	—	(3,785,282)

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$4,424	$15,640
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(44,171)	(42,953)
Proceeds from sales of long-term securities	84,788	37,341
Sales (Purchases) of short-term portfolio investments, net	(44,881)	22,523
Net change in unrealized (appreciation) depreciation on investments	(2,199)	(1,360)
Net change in unrealized (appreciation) depreciation on over the counter financial derivative instruments	54	23
Net realized (gain) loss on investments	9,579	339
Net realized (gain) loss on debt extinguishment	1,100	—
Payment in-kind interest	(4,590)	(6,031)
Net (accretion) on investments	(1,700)	(1,802)
Paydown (gain)	(53)	(267)
Amortization of deferred financing costs	194	202
Increase/(decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	1,645	281
(Increase) decrease in paydown receivable and sales of investments	5,074	(70)
(Increase) decrease in organizational costs paid by Advisor	—	194
Increase (decrease) in interest payable	(737)	798
Increase (decrease) in accrued administration fee	2	(13)
Increase (decrease) in organizational costs payable to Advisor	—	(1)
Increase (decrease) in payable for investments purchased	(5,414)	100
Increase (decrease) in directors fee reimbursement to Advisor	312	2
Increase (decrease) in accrued legal fee	172	119
Increase (decrease) in accrued commitment fee	(46)	2
Increase (decrease) in other liabilities	217	162

Net cash provided by (used for) operating activities	$3,770	$25,229

Cash Flows From Financing Activities:
Proceeds from debt	$27,015	$13,640
Repayment of debt	(25,877)	—
Redemption of common shares	—	(33,238)
Distributions paid	(5,300)	(6,350)
Deferred financing costs paid	—	(3)

Net cash provided by (used for) financing activities	$(4,162)	$(25,951)

Net increase (decrease) in cash, restricted cash and foreign currency	(392)	(722)

Cash, restricted cash and foreign currency, beginning of period	2,196	3,315

Cash, restricted cash and foreign currency, end of period	$1,804	$2,593

Supplemental and Cash Flow Information:
Interest paid during the period	$4,006	$1,261
Tax expenses paid during the period	$122	$84

Supplemental and Non-Cash Information:
Exchange of investments	17,945	25,652

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Brokerage
Hub International Limited Term Loan (7)	SOFR + 2.250%	6.575%	06/20/2030	2,964	$2,974	$2,971	1.48%

Total Brokerage					2,974	2,971	1.48%
Chemicals
Puris LLC Term Loan (3)(7)	SOFR + 5.750%	10.075%	06/30/2031	5,835	5,767	5,553	2.77%

Total Chemicals					5,767	5,553	2.77%
Consumer Products
DRS Holdings III, Inc. (3)(7)	SOFR + 5.250%	9.413%	11/01/2028	4,566	4,566	4,584	2.29%
Neon Maple Purchaser, Inc. Term Loan (2)(12)	SOFR + 2.750%	6.913%	11/17/2031	100	99	100	0.05%

Total Consumer Products					4,665	4,684	2.34%
Consumer Services
BCPE Empire Holdings, Inc. Term Loan (7)	SOFR + 3.250%	7.413%	12/11/2030	4,940	4,946	4,937	2.47%
RKD Group Term Loan (3)(7)	SOFR + 5.500%	9.695%	05/19/2031	2,305	2,295	2,308	1.15%
RKD Group Revolving Credit Loan (3)(7)(9)	SOFR + 5.500%	9.650%	05/19/2031	178	76	76	0.04%

Total Consumer Services					7,317	7,321	3.66%
Diversified Manufacturing
TK Elevator Midco GmbH Facility B Loan (2)(7)(10)	SOFR + 3.000%	7.197%	04/30/2030	2,450	2,450	2,459	1.23%

Total Diversified Manufacturing					2,450	2,459	1.23%
Entertainment
SubCalidora 2 S.a r.l. Term Loan (2)(3)(11)	EURIBOR + 5.750%	7.730%	08/14/2029	2,384	2,541	2,813	1.41%

Total Entertainment					2,541	2,813	1.41%
Financial Other
Asurion, LLC B-12 Term Loan (7)	SOFR + 4.250%	8.413%	09/19/2030	4,961	4,914	4,950	2.47%
Gryphon Aquire NewCo, LLC Term Loan (7)	SOFR + 3.000%	6.879%	09/10/2032	1,900	1,891	1,907	0.95%

Total Financial Other					6,805	6,857	3.42%
Food and Beverage
Golden State Foods, LLC Term Loan	SOFR + 4.000%	8.002%	12/04/2031	99	98	99	0.05%
Triton Water Holdings, Inc. Term Loan (7)	SOFR + 2.250%	6.252%	03/31/2028	4,937	4,937	4,942	2.47%

Total Food and Beverage					5,035	5,041	2.52%
Healthcare
Acuity Eyecare Holdings, LLC Delayed Draw Term Loan (3)(9)	SOFR + 5.900%	9.958%	03/27/2027	5,000	447	440	0.22%
Paradigm Parent, LLC Initial Term Loan (7)	SOFR + 4.500%	8.822%	04/16/2032	2,010	1,812	1,809	0.90%
Phoenix Guarantor, Inc. Term Loan (7)	SOFR + 2.500%	6.663%	02/21/2031	3,465	3,474	3,471	1.73%
U.S. Renal Care, Inc. Closing Date Term Loan	SOFR + 5.114%	9.278%	06/20/2028	1,563	1,124	1,496	0.75%

Total Healthcare					6,857	7,216	3.60%
Industrial Other
Apex Service Partners, LLC Initial Delayed Term Loan (3)	SOFR + 5.000%	9.199%	10/24/2030	759	752	765	0.38%
Apex Service Partners, LLC Delayed Term Loan (3)	SOFR + 5.000%	9.308%	10/24/2030	757	753	763	0.38%
Apex Service Partners, LLC Second Amendment Delayed Term Loan (3)(9)	SOFR + 5.000%	9.308%	10/24/2030	646	366	369	0.18%
Apex Service Partners, LLC Term Loan (3)	SOFR + 5.000%	9.199%	10/24/2030	3,188	3,161	3,215	1.61%
Apex Service Partners, LLC Second Amendment Term Loan (3)	SOFR + 5.000%	9.308%	10/24/2030	220	218	222	0.11%
Cube Industrials Buyer, Inc. Term Loan (7)	SOFR + 3.250%	7.582%	10/17/2031	4,975	5,003	5,003	2.50%
Guardian Capital Term Loan (3)	SOFR + 4.017%	9.517%	08/14/2032	4,400	4,356	4,356	2.18%
Stepstone Group Midco 2 GmbH Term Loan (7)(10)	SOFR + 4.500%	8.608%	12/19/2031	2,494	2,489	2,372	1.19%

Total Industrial Other					17,098	17,065	8.53%
Insurance Life
Integrity Marketing Acquisition, LLC Incremental Term Loan (3)	SOFR + 5.000%	9.198%	08/25/2028	9,081	9,097	9,081	4.54%

Total Insurance Life					9,097	9,081	4.54%
IT Services
Alorica, Inc. Term Loan (3)(7)	SOFR + 6.875%	11.038%	12/21/2027	11,315	11,254	11,201	5.60%

Total IT Services					11,254	11,201	5.60%
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (7)	SOFR + 3.175%	7.338%	04/13/2029	1,819	1,771	1,819	0.91%

Total Packaging					1,771	1,819	0.91%
The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (7)	SOFR + 4.100%	8.102%	10/01/2027	2,198	$2,188	$2,167	1.08%

Total Pharmaceuticals					2,188	2,167	1.08%
Retailers
LBM Acquisition, LLC Incremental Term Loan (7)	SOFR + 3.850%	7.986%	06/06/2031	2,189	1,874	2,140	1.07%
MI Windows and Doors, LLC Term Loan (7)	SOFR + 2.750%	6.913%	03/28/2031	3,465	3,484	3,482	1.74%

Total Retailers					5,358	5,622	2.81%
Technology
Arctic Wolf Networks, Inc. Term Loan (3)(7)	SOFR + 5.750%	10.058%	02/04/2030	4,000	3,930	3,891	1.94%
Caldera Medical Term Loan (3)(7)	SOFR + 7.000%	11.328%	01/30/2030	4,975	4,892	4,856	2.43%
Cloud Software Group, Inc. B-2 Term Loan (7)	SOFR + 3.250%	7.252%	03/21/2031	635	635	638	0.32%
CoreWeave Compute Acquisition Co. IV, LLC Initial Term Loan (3)	SOFR + 6.000%	10.280%	05/16/2029	3,314	3,314	3,410	1.70%
Cotiviti, Inc. Initial Term Loan (7)	SOFR + 2.750%	7.030%	05/01/2031	4,938	4,940	4,859	2.43%
Cotiviti, Inc. Initial Term Loan (7)	SOFR + 2.750%	7.030%	03/26/2032	1,796	1,778	1,766	0.88%
DataBricks, Inc. Term Loan (3)	SOFR + 4.500%	8.723%	01/03/2031	1,450	1,444	1,476	0.74%
Denali Intermediate Holdings, Inc. Term Loan (3)(7)	SOFR + 5.500%	9.666%	08/26/2032	1,573	1,557	1,563	0.78%
DwyerOmega Revolving Credit Loan (9)	SOFR + 4.750%	8.752%	07/20/2029	606	49	56	0.03%
DwyerOmega Term Loan (3)(7)	SOFR + 4.750%	8.752%	08/28/2029	3,860	3,828	3,860	1.93%
Endurance International Group Holdings, Inc. Initial Term Loan (3)(7)	SOFR + 3.614%	7.838%	02/10/2028	6,770	6,589	4,908	2.45%
McAfee Corp. Term Loan (7)	SOFR + 3.000%	7.223%	03/01/2029	2,322	2,215	2,225	1.11%
MH Sub I, LLC Term Loan (7)	SOFR + 4.250%	8.252%	05/03/2028	1,463	1,420	1,411	0.71%
MH Sub I, LLC Term Loan (7)	SOFR + 4.250%	8.413%	12/31/2031	990	964	913	0.46%
MRI Software, LLC Revolving Credit Loan (3)(9)	SOFR + 4.750%	8.752%	02/10/2028	30	29	29	0.01%
MRI Software, LLC Term Loan	SOFR + 4.750%	8.752%	02/10/2028	4,657	4,651	4,649	2.32%
Polaris Newco, LLC Dollar Term Loan (7)	SOFR + 4.261%	8.570%	06/02/2028	2,357	2,314	2,277	1.14%
Renaissance Holding Corp. Initial Term Loan	SOFR + 4.000%	8.163%	04/05/2030	4,937	4,939	4,292	2.15%

Total Technology					49,488	47,079	23.53%

Total First Lien Senior Secured					140,665	138,949	69.43%

Second Lien Senior Secured Chemicals
K2 Pure Solutions Nocal Holding 2L Term Loan (3)(8)	N/A	17.000% (7.000% PIK)	01/30/2029	5,623	5,300	5,675	2.84%

Total Chemicals					5,300	5,675	2.84%
Technology
Mavenir Systems, Inc. 2L Term Loan (2)(3)	N/A	12.000% PIK	07/26/2030	545	335	221	0.11%

Total Technology					335	221	0.11%

Total Second Lien Senior Secured					5,635	5,896	2.95%

Senior Unsecured
Technology
GCOM (3)(8)	N/A	17.000% PIK	02/16/2029	17,857	15,781	16,222	8.11%

Total Technology					15,781	16,222	8.11%

Total Senior Unsecured					15,781	16,222	8.11%

Total Debt Investments					162,081	161,067	80.49%

Common Stocks
Chemicals
K2 Propco Class S Units (3)(6)(8)	N/A	N/A	N/A	897	285	993	0.50%
K2 Pure Solutions Class S Units (3)(6)(8)	N/A	N/A	N/A	113	36	125	0.06%

Total Chemicals					321	1,118	0.56%
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(6)	N/A	N/A	N/A	25,000	359	158	0.08%

Total Retailers					359	158	0.08%

Total Common Stocks					680	1,276	0.64%

The accompanying notes are part of these unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(6)	N/A	N/A	09/08/2028	47,166	$—	$—	0.00%

Total Retailers					—	—	0.00%
Technology
GCOM (3)(6)(8)	N/A	N/A	08/11/2033	2,491,250	2,491	1,469	0.73%

Total Technology					2,491	1,469	0.73%

Total Warrants					2,491	1,469	0.73%

Short-Term Investments
U.S. Government Agencies
Federal Home Loan Bank Discount Note	N/A	4.024%	10/08/2025	800	799	799	0.40%

Total U.S. Government Agencies					799	799	0.40%
U.S. Treasury Bills
U.S. Treasury Bill	N/A	3.474%	10/07/2025	15,600	15,589	15,589	7.79%
U.S. Treasury Bill	N/A	3.756%	10/14/2025	2,400	2,396	2,396	1.20%
U.S. Treasury Bill	N/A	3.855%	10/21/2025	800	798	798	0.40%
U.S. Treasury Bill	N/A	3.858%	10/23/2025	900	898	898	0.45%
U.S. Treasury Bill	N/A	3.908%	10/28/2025	13,000	12,959	12,961	6.48%
U.S. Treasury Bill	N/A	3.918%	10/30/2025	28,200	28,108	28,108	14.04%
U.S. Treasury Bill	N/A	3.917%	11/06/2025	2,800	2,789	2,789	1.39%
U.S. Treasury Bill	N/A	3.816%	12/11/2025	700	695	695	0.35%

Total U.S. Treasury Bills					64,232	64,234	32.10%

Total Short-Term Investments					65,031	65,033	32.50%

Total Non-Controlled, Non-Affiliated Investments					$230,283	$228,845	114.36%

Total Investments					$230,283	$228,845	114.36%

(1)	All investments are U.S. domiciled, unless otherwise indicated.
(2)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, total non-qualifying
assets at fair value represented 2.8% of the Company’s total net assets calculated in accordance with the 1940 Act.

(3)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements.
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”) or Euro Interbank Offered Rate (“EURIBOR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of September 30, 2025, the reference rates for the floating rate loans were the 1 Month SOFR of 4.22%, 3 Month SOFR of 3.98%, 6 Month SOFR of 3.85%, 1 Month EURIBOR of 4.96%, 3 Month EURIBOR of 4.68% and 6 Month EURIBOR of 4.85%.

(5)	Interest rates on short-term investments are annualized.
(6)	Non-income producing security.
(7)	Pledged as collateral against the credit facility. See Note 4. Borrowings in the Notes to Unaudited Consolidated Financial Statements for additional information.
(8)
Represents
co-investments
made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3. Related Party Transactions in the Notes to Unaudited Consolidated Financial Statements.

(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. Please refer to Note 8. Commitments & Contingencies for additional details.
(10)	Investment is Germany domiciled.
(11)	Investment is Spain domiciled.
(12)	Investment is Canada domiciled.
ADDITIONAL INFORMATION
Foreign currency forward contracts (amounts in thousands):

Counterparty	Currency Purchased		Currency Sold		Settlement	Unrealized Appreciation (Depreciation)
Bank of America	USD	2,700	EUR	2,310	10/2/2025	$(12)
Societe Generale	EUR	2,310	USD	2,717	10/2/2025	(4)
Societe Generale	USD	2,722	EUR	2,310	11/4/2025	5

Total foreign forward currency contracts						$(11)

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
September 30, 2025
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
On January 25, 2024, the Company repurchased 3.8 million shares of common stock, par value $0.001 per share, from PIMCO Capital Solutions US Feeder LP for $33.2 million at $8.78 per share in accordance with its offer to repurchase its own shares up to the amount of shares that could be repurchased with approximately $40.0 million.
As of September 30, 2025, the Company had total Capital Commitments of $216.0 million, of which 0% is unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
and Articles 6, 10 and 12 of Regulation
S-X.
Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The consolidated balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2025 and December 31, 2024, the Company had deferred financing costs of $0.7 million and $2.0 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of September 30, 2025 and December 31, 2024, there were no expenses recoverable by the Advisor for organizational expenses paid on the Company’s behalf. As of September 30, 2025 and December 31, 2024, there were $1.1 million and $1.1 million, respectively, owed to the Advisor for organizational expenses paid on the Company’s behalf, which are recorded as “Organizational costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of September 30, 2025 and December 31, 2024, there were no expenses recoverable by the Advisor for offering costs paid on the Company’s behalf. As of September 30, 2025 and December 31, 2024, there were $20 thousand and $20 thousand, respectively, owed to the Advisor for offering costs paid on the Company’s behalf, which are recorded as “Offering costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
Cash, Restricted Cash and Foreign Currency Translations
Cash is comprised of cash at the custodian bank. The consolidated financial statements of the Company are presented using the currency of the primary economic environment in which it operates. The functional and reporting currency for the Company is the U.S. dollar. Restricted cash is subject to a contractual restriction by a third party, including restriction of withdrawal and use until transferred to the operating account of the Company. Any restricted cash is held at an account controlled by the Credit Facility servicer as disclosed in
Note 4. Borrowings
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
Cash, restricted cash and foreign currency consisted of the following as of September 30, 2025 and December 31, 2024 (amounts in thousands). Foreign currency cost is disclosed on the Consolidated Statements of Assets and Liabilities.

	September 30, 2025	December 31, 2024
Cash	$659	$767
Restricted Cash	932	1,348
Foreign Currency	213	81

Total cash, restricted cash and foreign currency in the Consolidated Statement of Cash Flows	$1,804	$2,196

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
The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2025. The tax years that remain open to examination are the prior three years and prior four years for Federal and state tax returns, respectively, assuming tax filings have been made for such years.
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
For the three months ended September 30, 2025 and 2024, the Company incurred a management fee of $0.6 million and $0.6 million, respectively, of which 100% was waived by the Advisor. For the nine months ended September 30, 2025 and 2024, the Company incurred a management fee of $1.9 million and $1.9 million, respectively, of which 100% was waived by the Advisor.

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
For the three months ended September 30, 2025 and 2024, the Company incurred an administration fee of $77 thousand and $74 thousand, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred an administration fee of $228 thousand and $223 thousand, respectively.
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through September 30, 2025, including directors fees. As of September 30, 2025 and December 31, 2024, $0.5 million and $0.2 million, respectively, are reimbursable to the Advisor for directors fees, which are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended September 30, 2025 and 2024, the Company did not waive any organizational costs. For the nine months ended September 30, 2025 and 2024, the Company did not waive any organizational costs.
For the three months ended September 30, 2025 and 2024, the Advisor recouped $0 and $21 thousand, respectively, from the Company for prior expenses paid, which are recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations. For the nine months ended September 30, 2025 and 2024, the Advisor recouped $0 and $193 thousand, respectively, from the Company for prior expenses paid, which are recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations.
Due to/from Affiliate
There were no receivables or payables to affiliates as of September 30, 2025 and December 31, 2024.
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
co-investments
imposes extensive conditions on any
co-investments
made in reliance on such relief.
See
Note 1. Organization
for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2025 and December 31, 2024, the Company’s average asset coverage ratio was 783% and 813%, respectively.
Credit Facility
On June 19, 2023, Amber CS LLC (the “Subsidiary”), as borrower and portfolio asset servicer, a wholly-owned financing subsidiary of the Company, Topaz CS LLC, as equity holder of Subsidiary, and Opal CS LLC and Quartz CS LLC, as Subsidiary guarantors, entered into a loan servicing agreement (as amended, the “Credit Facility”) with Massachusetts Mutual Life Insurance Company, as initial lender, administrative agent, facility servicer, and collateral custodian, and MassMutual Ascend Life Insurance Company, as initial lender. Under the Credit Facility, the maximum aggregate committed borrowing amount is $150.0 million (the “Maximum Facility Amount”) with a scheduled maturity date of June 19, 2032. On June 10, 2024, the maximum aggregate committed borrowing amount was reduced to $100.0 million.
On September 12, 2025, the credit facility was
amended
(the “Third Amendment”) to reduce the maximum aggregate committed borrowing amount to $40.0 million. As a result of the Third Amendment, the Company incurred a realized loss on debt extinguishment of $1.1 million due to the acceleration of unamortized deferred financing costs in proportion to the reduction in the Maximum Facility Amount
.
The Company’s outstanding debt as of September 30, 2025 was as follows (amounts in thousands):

	September 30, 2025
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$40,000	$(29,320)	$10,680

Total	$40,000	$(29,320)	$10,680

(1)	The carrying value is presented gross of unamortized deferred financing costs of $0.7 million.
The Company’s outstanding debt as of December 31, 2024 was as follows (amounts in thousands):

	December 31, 2024
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$100,000	$(28,182)	$71,818

Total	$100,000	$(28,182)	$71,818

(1)	The carrying value is presented gross of unamortized deferred financing costs of $2.0 million.
The facility bears interest at a rate of the applicable Benchmark plus (a) 2.85% for SOFR advances, and (b) 1.85% for an advance bearing interest at the alternate base rate which is a rate of interest per annum equal to the higher of (a) the Prime Rate in effect on such day; and (b) the Federal Funds Rate in effect on such day plus 0.5% per annum (as such terms are defined in the Credit Facility). The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of .40% per annum (as such terms are defined in the Credit Facility). On November 14, 2024, the Credit Facility was amended (the “Second Amendment”) so that the Minimum Usage Amount is (a) zero prior to June 19, 2024, (b) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after June 19, 2024 to November 14, 2024, (c) an amount equal to 50% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after November 14, 2024 to May 14, 2025 and (d) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after May 15, 2025. The Subsidiary pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee (as such term is defined in the Credit Facility) of $5, an Agent Fee in an annual amount of $25, and a Rating fee of $175 thousand for the initial rating and an annual fee of $45 thousand thereafter. In connection with the establishment of the Credit Facility, the Company paid upfront fees and incurred legal expenses of $2.4 million.
The following table represents interest, utilization and other fees for the Credit Facility for the three months ended September 30, 2025 (amounts in thousands):

	Interest Rate	Unused Commitment Fee (1)	Interest Expense	Utilization Fee (3)	Other Fees (2)
Credit Facility	S+2.85%	0.40%	$896	$226	$94

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

(2)	Includes unused commitment fees of $27, amortization expense for deferred financing costs of $60 and debt administration fees of $7.
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

The following table represents interest, utilization and other fees for the Credit Facility for the three months ended September 30, 2024 (amounts in thousands):

	Interest Rate	Unused Commitment Fee	Interest Expense	Utilization Fee (2)	Other Fees (1)
Credit Facility	S+2.85%	0.40%	$276	$1,196	$162

(1)	Includes unused commitment fees of $38, amortization expense for deferred financing costs of $68 and debt administration fees of $56.
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

The following table represents interest, utilization and other fees for the Credit Facility for the nine months ended September 30, 2025 (amounts in thousands):

	Interest Rate	Unused Commitment Fee (1)	Interest Expense	Utilization Fee (3)	Other Fees (2)
Credit Facility	S+2.85%	0.40%	$2,490	$635	$338

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

(2)	Includes unused commitment fees of $116, amortization expense for deferred financing costs of $194 and debt administration fees of $28.
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

The following table represents interest, utilization and other fees for the Credit Facility for the nine months ended September 30, 2024 (amounts in thousands):

	Interest Rate	Unused Commitment Fee	Interest Expense	Utilization Fee (2)	Other Fees (1)
Credit Facility	S+2.85%	0.40%	$276	$1,374	$611

(1)	Includes unused commitment fees of $314, amortization expense for deferred financing costs of $199 and debt administration fees of $98.
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
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of September 30, 2025 and December 31, 2024, the Subsidiary was in compliance with these covenants.
Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cashflow, are pledged as collateral for the Credit Facility.
The weighted average interest expense as a percentage of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and the year ended December 31, 2024 was 10.08% and 42.49%, respectively, with 7.24% and 7.78% attributable to stated interest expense, respectively. The realized loss on debt extinguishment as a percentage of the aggregate
borrowings outstanding for the nine months ended September 30, 2025 was 2.39%. The weighted average debt of aggregate borrowings outstanding for the nine months ended September 30, 2025 and the year ended December 31, 2024 was $46.0 million and $8.4 million, respectively.
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
Investments at fair value and cost consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$140,665	$138,949	$131,893	$129,359
Second Lien Senior Secured	5,635	5,896	7,838	8,212
Senior Unsecured	15,781	16,222	49,521	48,562
Corporate Bonds	—	—	18,452	18,732
Common Stocks	680	1,276	681	891
Warrants	2,491	1,469	2,491	1,480
Short-Term Investments	65,031	65,033	18,378	18,381

Total investments	$230,283	$228,845	$229,254	$225,617

The industry composition of investments as a percentage of total investments based on fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Automotive	—%	8.3%
Brokerage	1.3%	3.1%
Chemicals	5.4%	6.0%
Consumer Products	2.0%	-%
Consumer Services	3.2%	17.7%
Diversified Manufacturing	1.1%	1.1%
Entertainment	1.2%	—%
Financial Other	3.0%	2.2%
Food and Beverage	2.2%	2.3%
Healthcare	3.2%	2.2%
Industrial Other	7.5%	1.9%
Insurance Life	4.0%	4.1%
IT Services	4.9%	5.0%
Packaging	0.8%	3.0%
Pharmaceuticals	0.9%	1.0%
Retailers	2.5%	2.6%
Technology	28.4%	31.4%
Treasury Bills	28.1%	8.1%
U.S. Government Agencies	0.3%	—%

Total	100.0%	100.0%

As of September 30, 2025, 96.6% of investments held were based in the United States, 2.1% of investments held were based in Germany, 1.2% of investments held were based in Spain, and less than 0.1% of investments held were based in Canada.
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
The following tables summarize the fair value of the Company’s investments as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$69,210	$69,739	$138,949
Second Lien Senior Secured	—	—	5,896	5,896
Senior Unsecured	—	—	16,222	16,222
Common Stocks	—	—	1,276	1,276
Warrants	—	—	1,469	1,469
Short-Term Investments	—	65,033	—	65,033

Total assets	$—	$134,243	$94,602	$228,845

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$(11)	$—	$(11)

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$82,442	$46,917	$129,359
Second Lien Senior Secured	—	2,817	5,395	8,212
Senior Unsecured	—	—	48,562	48,562
Corporate Bonds	—	18,732	—	18,732
Common Stocks	—	—	891	891
Warrants	—	—	1,480	1,480
Short-Term Investments	—	18,381	—	18,381

Total assets	$—	$122,372	$103,245	$225,617

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$43	$—	$43

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
The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands) for the nine months ended September 30, 2025 and 2024:

	Beginning Balance at 12/31/2024	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Restructure	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 9/30/25
Term Loans First Lien Secured	$46,917	$25,354	$—	$(863)	$(319)	$173	$(1,008)	$(459)	$—	$(56)	$69,739
Term Loans Second Lien Secured	5,395	300	—	—	319	55	—	(173)	—	—	5,896
Term Loans Senior Unsecured	48,562	4,291	—	(38,392)	—	306	56	1,399	—	—	16,222
Common Stocks	891	—	—	—	—	—	—	385	—	—	1,276
Unlisted Warrants	1,480	—	—	—	—	—	—	(11)	—	—	1,469

Totals	$103,245	$29,945	$—	$(39,255)	$—	$534	$(952)	$1,141	$—	$(56)	$94,602

	Beginning Balance at 12/31/2023	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 9/30/24
Term Loans First Lien Secured	$25,574	$13,266	$0	$(5,327)	$93	$238	$158	$6,930	$0	$40,932
Term Loans Second Lien Secured	0	4,820	0	0	34	0	291	0	0	5,145
Term Loans Senior Unsecured	40,061	7,725	0	(1,935)	266	7	2,039	0	0	48,163
Common Stocks	263	642	0	(320)	0	0	47	0	0	632
Unlisted Warrants	2,181	0	0	0	0	0	(635)	0	0	1,546

Totals	$68,079	$26,453	$0	$(7,582)	$393	$245	$1,900	$6,930	$0	$96,418

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Fair Value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$61,392	Discounted Cash Flow	Discount Rate	5.95% – 18.00%	10.27%
	3,034	Third Party Vendor	Broker Quote	40.50% – 100.50%	96.14%
	4,825	Recent Transaction	Purchase Price	n/a	n/a
	6,384	Indicative Market Quotation	Broker Quote	72.50% – 101.75%	79.26%
Senior Unsecured	16,222	Discounted Cash Flow	Discount Rate	21.80%	21.80%
Common Stocks	1,118	Comparable Multiple	EBITDA Multiple	n/a	5.98x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	20.75%/0.50x
Warrants	1,469	Comparable Multiple	EBITDA Multiple	n/a	9.75x

Total Assets	$94,602

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$37,597	Discounted Cash Flow	Discount Rate	9.19% – 18.00%	11.62%
	2,476	Third Party Vendor	Broker Quote	100.25%	100.25%
	6,644	Recent Transaction	Purchase Price	n/a	n/a
	5,595	Indicative Market Quotation	Broker Quote	82.00%	82.00%
Senior Unsecured	48,562	Discounted Cash Flow	Discount Rate	14.21% – 22.12%	16.43%
Common Stocks	733	Comparable Multiple	EBITDA Multiple	n/a	5.75x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	20.75%/0.50x
Warrants	1,480	Comparable Multiple	EBITDA Multiple	n/a	10.00x, 9.50x

Total Assets	$103,245

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
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
For the nine months ended September 30, 2025, the Company’s average USD notional exposure to foreign currency forward contracts was $30 thousand.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities were as follows (amounts in thousands):

Reporting Date	Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
September 30, 2025	Bank of America	$—	$(12)	$(12)	$—	$(12)
September 30, 2025	Societe Generale	5	(4)	1	—	1

(1)	Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net realized gain (loss) on foreign currency forward contracts	$(102)	$—	$(271)	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	96	(23)	(54)	(23)

Total net realized and unrealized gains (losses) on foreign currency forward contracts	(6)	(23)	(325)	(23)

8. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of September 30, 2025 and December 31, 2024, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of September 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies (amounts in thousands):

Portfolio Company	Investment Type	September 30, 2025
Acuity Eyecare Holdings, LLC	Delayed Draw Term Loan	$4,553
Apex Service Partners, LLC	Delayed Draw Term Loan	280
Apex Service Partners, LLC	Revolving Loan	253
AvidXChange, Inc.	Term Loan	4,849
DataBricks, Inc.	Delayed Draw Term Loan	321
Denali Intermediate Holdings, Inc.	Revolving Loan	157
DRS Holdings III, Inc.	Revolving Loan	269
Dwyer Instruments, LLC	Delayed Draw Term Loan	505
Dwyer Instruments, LLC	Revolving Loan	557
Guardian Capital	Term Loan	600
Integrity Marketing Acquisition, LLC	Revolving Loan	741
MRI Software, LLC	Revolving Loan	264
RKD Group LLC	Delayed Draw Term Loan	311
RKD Group LLC	Revolving Loan	102
Strategic Gaming Management LLC	Term Loan	5,000

Portfolio Company	Investment Type	December 31, 2024
Apex Service Partners, LLC	Delayed Draw Term Loan	$540
Apex Service Partners, LLC	Revolving Loan	81
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw Term Loan	2,471
DataBricks, Inc.	Delayed Draw Term Loan	321
Dwyer Instruments, LLC	Delayed Draw Term Loan	505
Dwyer Instruments, LLC	Revolving Loan	606
Integrity Marketing Acquisition, LLC	Revolving Loan	741
MRI Software, LLC	Revolving Loan	277
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
9. Net Assets
Equity Issuance
For the three and nine months ended September 30, 2025, the Company’s authorized stock consisted of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.
The Company did not hold a closing of the continuous Private Offering for the three and nine months ended September 30, 2025.
Distributions and Distribution Reinvestment
The following table summarizes distributions declared during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 8, 2025	May 20, 2025	May 22, 2025	$0.12
August 7, 2025	August 20, 2025	August 22, 2025	$0.11
The following table summarizes distributions declared during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 3, 2024	May 20, 2024	May 22, 2024	$0.14
August 7, 2024	August 20, 2024	August 22, 2024	$0.29
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
For the three and nine months ended September 30, 2025, no Share repurchase was offered or requested and no Shares were repurchased.
10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase (decrease) in net assets resulting from operations	$(2,692)	$4,806	$4,424	$15,640
Weighted average shares of common stock outstanding - basic and diluted	23,080,085	21,602,602	23,080,085	21,934,160
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$(0.12)	$0.22	$0.19	$0.71
11. Financial Highlights

	Nine Months Ended
	September 30, 2025	September 30, 2024
Per share data:
Net asset value, beginning of period	$8.71	$8.75
Net investment income (loss) (1)	0.57	0.67
Net realized gain (loss) on debt extinguishment	(0.05)	—
Net realized and unrealized gain (loss) on investment transactions (2)	(0.33)	0.04

Net increase (decrease) in net assets from operations (1)	0.19	0.71
Distributions declared (1)	(0.23)	(0.29)

Total increase (decrease) in net assets	(0.04)	0.42

Net asset value, end of period	$8.67	$9.17

Shares Outstanding, end of period	23,080,085	21,602,602
Total Return (3)	2.19%	8.40%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	4.24%	3.46%
Ratio of expenses to average net assets, net of waivers (4)(5)	2.99%	2.18%
Ratio of net investment income (loss) to average net assets (4)(5)	8.66%	9.99%
Net Assets, end of period	$200,117	$198,102
Weighted average shares outstanding	23,080,085	21,934,160
Total capital commitments, end of period	$216,026	$216,026
Weighted average debt outstanding	45,965,130	4,459,926
Asset coverage ratio	782.53%	1813.83%
Portfolio turnover rate (6)	20.19%	22.23%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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
On October 10, 2025, under the Company’s share repurchase program, the Company made a tender offer (the “Tender Offer”) to purchase up to the amount of outstanding shares of common stock that can be repurchased with $30.0 million, which represents approximately 15% of the Company’s net asset value as of June 30, 2025. The Tender Offer is for cash at a price equal to the net asset value per share as of September 30, 2025. The Tender Offer will expire at 4:00 P.M., Eastern Time, on November 14, 2025.

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

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including those caused by proposed tariffs, changes in inflation and risk of recession;

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

Portfolio, Investment Activity And Results Of Operations

As of September 30, 2025, the Company had investments, excluding cash equivalents, in 44 portfolio companies across 16 industries. Based on fair value as of September 30, 2025, 86% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. As of September 30, 2025, approximately 86% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR or EURIBOR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.6% as of September 30, 2025. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of September 30, 2025, the Company’s estimated weighted average total yield of investments in debt securities was 7.7%. Weighted average yields are based on interest rates as of September 30, 2025.

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

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	September 30, 2025
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	228,624	99.9	45
Risk rating 3	221	0.1	1
Risk rating 4	—	—	—

	$228,845	100%	46

	December 31, 2024
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	217,382	96.4	39
Risk rating 3	8,235	3.6	1
Risk rating 4	—	—	—

	$225,617	100%	40

Consolidated Results Of Operations

The following table represents our operating results (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total investment income	$5,822	$5,919	$17,713	$17,915
Less: Net expenses	1,607	1,875	4,546	3,256

Net investment income (loss)	4,215	4,044	13,167	14,659

Net realized gain (loss)	(9,917)	62	(10,897)	(354)
Net change in unrealized appreciation (depreciation)	3,010	700	2,154	1,335

Net increase (decrease) in Net Assets resulting from operations	$(2,692)	$4,806	$4,424	$15,640

Investment income was as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
Interest income	$4,933	$3,089	$13,057	$11,737
Payment in-kind interest	854	2,785	4,590	6,031
Other income	35	45	66	147

Total Investment Income	$5,822	$5,919	$17,713	$17,915

For the three and nine months ended September 30, 2025 and 2024, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $228.8 million as of September 30, 2025 and $225.6 million as of December 31, 2024. As of such dates, all of the Company’s debt investments were income-producing. For the three months ended September 30, 2025 and 2024, PIK income represented 14.7% and 47.1% of total investment income, respectively. For the nine months ended September 30, 2025 and 2024, PIK income represented 25.9% and 33.7% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expenses:
Management fee	$641	$620	$1,900	$1,878
Directors fees	136	42	315	128
Administration fee	77	74	228	223
Interest expense	1,216	1,634	3,463	2,261
Tax expense	50	40	150	124
Legal expenses	79	33	263	133
Other expenses	49	31	127	194
Recoupment of prior expenses paid by the Advisor	—	21	—	193

Total expenses	$2,248	$2,495	$6,446	$5,134

Waivers	(641)	(620)	(1,900)	(1,878)

Net expenses	$1,607	$1,875	$4,546	$3,256

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

For the three and nine months ended September 30, 2025 and 2024, we did not incur any excise tax.

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

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after (and including) such borrowing. As of September 30, 2025 and December 31, 2024, our average asset coverage ratio was 783% and 813%, respectively.

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

On June 19, 2023, Amber CS LLC (the “Subsidiary”), a wholly-owned financing subsidiary of the Company, entered into a credit facility with Massachusetts Mutual Life Insurance Company under which the Subsidiary was permitted to borrow up to $150.0 million. On June 10, 2024, the maximum aggregate committed borrowing amount was reduced to $100.0 million. On September 12, 2025, the maximum aggregate committed borrowing amount was reduced to $40.0 million.

As of September 30, 2025 and December 31, 2024, the Company had $29.3 million and $28.2 million, respectively, of outstanding borrowings. See “Note 4. Borrowings” in “Item 1. Unaudited Consolidated Financial Statements” in this Report for more information.

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

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of September 30, 2025, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows (amounts in thousands):

Unfunded Commitments	As of September 30, 2025
First Lien Senior Secured	$18,762

Unfunded Commitments	As of December 31, 2024
First Lien Senior Secured	$5,542

Unregistered Sales of Equity Securities

For the three and nine months ended September 30, 2025 and 2024, the Company did not hold closings of our continuous private offering of Shares.

Distributions and Distribution Reinvestment

The following table summarizes distributions declared during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 8, 2025	May 20, 2025	May 22, 2025	$0.12
August 7, 2025	August 20, 2025	August 22, 2025	$0.11

The following table summarizes distributions declared during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 3, 2024	May 20, 2024	May 22, 2024	$0.14
August 7, 2024	August 20, 2024	August 22, 2024	$0.29

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

Assuming that the Consolidated Statements of Assets and Liabilities as of September 30, 2025, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(356)	$—	$(356)
Up 100 basis points	$1,423	$—	$1,423
Up 200 basis points	$2,847	$—	$2,847
Up 300 basis points	$4,270	$—	$4,270

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the risk factor included below and other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Form
10-K,
which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s
Form 10-K
are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the nine months ended September 30, 2025 to the risk factors set forth in the Company’s most recent
Form 10-K.
Changes to U.S. tariff and import/export regulations may have an effect on the operations of our portfolio companies and, in turn, impact us.
The U.S. government has recently imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain foreign trading partners imposed retaliatory tariffs on certain U.S. goods, and others may do the same in the future. These developments have created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating U.S. trade policies, may have a material effect on global economic conditions and the stability of global financial markets, and may reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Any of these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. Such developments may affect the revenues and profitability of our portfolio companies and, in turn, affect our results of operations, which could cause the fair value of our shares of common stock to decline. It is not possible to predict the impact these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material for us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
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

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: November 12, 2025	By:	/s/ John W. Lane*
John W. Lane
President
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Crystal Porter*
Crystal Porter
Treasurer
(Principal Financial and Accounting Officer)

Date: November 12, 2025	*By:	/s/ William J. Bielefeld
William J. Bielefeld
As attorney-in-fact

*	Pursuant to power of attorney filed as an exhibit to the registrant’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.