Form 10-K
period 2025-12-31
PIMCO Capital Solutions BDC Corp.
filed 2026-03-24
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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
The issuer had 20,196,766 shares of common stock, $
0.001
par value per share, outstanding as of March
24
, 2026.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including those caused by proposed tariffs and recently imposed tariffs, changes in inflation and risk of recession;

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

Risk Factor Summary

The following is a summary of the principal risk factors associated with an investment in the Company:

•	The Company has limited operating history.

•	The Company generally makes long-term loans and equity investments in small and medium-sized private companies that do not have an established trading market.

•	Investing in private companies involves a high degree of risk.

•	The Company’s shares may be subject to certain restrictions on transferability.

•	There can be no guarantee that the Company will replicate the historical results achieved by similar strategies managed by PIMCO.

•	Many of the companies in which the Company intends to make investments may be susceptible to economic slowdowns or recessions.

•	The Company and its portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels.

•	The Company is subject to general credit risks.

•	The valuations of the Company’s investments can be volatile.

•	There may be limited availability of suitable investments for the Company.

•	The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable.

•	The Company may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of this offering.

•	A significant number of leveraged loans in the market may consist of “covenant-lite loans.”

•	The Company may invest in below investment grade debt obligations (i.e., junk bonds).

•	The Company may invest in unsecured loans which are not secured by collateral.

•	Interest rate changes may affect net investment income and the value of the Company’s investments.

•	The Company may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors as part of its investment strategy.

•	Certain of the Company’s debt investments may contain provisions providing for the payment of payment-in-kind (“PIK”) interest.

•	The Company is subject to prepayment risk with respect to certain of the loans in which it invests.

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

Financing

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2025 and 2024, the Company’s average asset coverage ratio was 600.7% and 813.2%, respectively.

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

On September 12, 2025, the credit facility was amended (the “Third Amendment”) to reduce the maximum aggregate committed borrowing amount to $40.0 million. As a result of the Third Amendment, the Company incurred a realized loss on debt extinguishment of $1.1 million due to the acceleration of unamortized deferred financing costs in proportion to the reduction in the Maximum Facility Amount.

The Company’s outstanding debt as of December 31, 2025 was as follows (amounts in thousands):

	December 31, 2025
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$40,000	$(34,620)	$5,380

Total	$40,000	$(34,620)	$5,380

(1)	The carrying value is presented gross of unamortized deferred financing costs of $0.7 million.

The Company’s outstanding debt as of December 31, 2024 was as follows (amounts in thousands):

	December 31, 2024
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$100,000	$(28,182)	$71,818

Total	$100,000	$(28,182)	$71,818

(1)	The carrying value is presented gross of unamortized deferred financing costs of $2.0 million.

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

The following table represents interest, utilization and other fees for the Credit Facility for the year ended December 31, 2025 (amounts in thousands):

		Unused	Interest	Utilization
	Interest Rate	Commitment Fee (1)	Expense	Fee (3)	Other Fees (2)
Credit Facility	SOFR+2.85%	0.40%	$3,033	$635	$375

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

(2)	Includes unused commitment fees of $126, amortization expense for deferred financing costs of $222 and debt administration fees of $27.

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

The following table represents interest, utilization and other fees for the Credit Facility for the year ended December 31, 2024 (amounts in thousands):

		Unused	Interest	Utilization
	Interest Rate	Commitment Fee	Expense	Fee (2)	Other Fees (1)
Credit Facility	SOFR+2.85%	0.40%	$650	$2,144	$757

(1)	Includes unused commitment fees of $356, amortization expense for deferred financing costs of $270 and debt administration fees of $131.

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

The Credit Facility contains certain covenants including: (i) the Subsidiary acquiring a Debt Rating of BBB-, BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of December 31, 2025 and 2024, the Subsidiary was in compliance with these covenants.

Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cash flows, are pledged as collateral for the Credit Facility.

The weighted average interest expense as a percentage of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 was 9.6% and 42.5%, respectively, with 7.2% and 7.8% attributable to stated interest expense, respectively. The realized loss on debt extinguishment as a percentage of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 was 2.6% and 0.0%, respectively. The weighted average debt of aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 was $42.2 million and $8.4 million, respectively.

Investment Objective and Strategy

The Company’s investment objectives are to generate current income and to a lesser extent longer-term capital appreciation. The Company invests primarily in privately negotiated loans and equity investments to middle-market companies generally with annual revenues greater than $20 million and EBITDA of less than $50 million. To accomplish this, the Company plans to make direct investments in middle-market companies. The Company may make select investments in non-U.S. portfolio companies. The Company seeks to provide investors with access to:

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

Investments at fair value and cost consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$128,991	$127,576	$131,893	$129,359
Second Lien Senior Secured	6,770	6,620	7,838	8,212
Senior Unsecured	16,662	16,724	49,521	48,562
Corporate Bonds	—	—	18,452	18,732
Common Stock	680	1,231	681	891
Preferred Stock	2,000	2,000	—	—
Warrants	2,491	387	2,491	1,480
Short-Term Investments	28,516	28,518	18,378	18,381

Total investments	$186,110	$183,056	$229,254	$225,617

The Board of Directors

The Company’s business and affairs are managed under the direction of the Company’s Board of Directors (the “Board”). The Board consists of five members, four of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. The Company refers to these individuals as the Company’s “Independent Directors.” The Independent Directors compose a majority of the Company’s Board. Directors who are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Advisor are referred to herein as “Interested Directors.” The Board elects the Company’s officers, who serve at the discretion of the Board. The responsibilities of the Company’s Board include oversight of the determinations of the fair values of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities. The Board has established an Audit Oversight Committee, Valuation Oversight Committee, and a Governance and Nominating Committee. See Part III, Item 10—Directors, Executive Officers and Corporate Governance.

The Advisor

PIMCO serves as the Advisor of the Company. The Advisor is registered as an investment advisor with the SEC pursuant to the Advisers Act. The Advisor provides certain investment advisory and management services to the Company pursuant to the “Advisory Agreement” (as defined below). PIMCO also serves as the Administrator pursuant to an Administration Agreement between the Company and the Administrator. The Administrator has retained a sub-administrator to provide certain administrative services to the Company and entered into a sub-administration agreement.

PIMCO was founded in 1971 and renders investment management services to corporations, trustees, pension and profit sharing plans, charitable organizations, endowments and institutions for which it receives fees generally based upon the net asset value of its clients’ respective investment portfolios. PIMCO manages approximately $2.26 trillion in assets, including $1.84 trillion in third-party client assets, as of December 31, 2025. (Third-party client assets excludes assets managed on behalf of PIMCO’s parent’s affiliated companies.)

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

Advisory Agreement

The Company entered into an advisory agreement with the Advisor (as amended, the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Company will pay the Advisor, quarterly in arrears, a base management fee calculated at an annual rate of 1.25% (the “Management Fee”). The Management Fee is calculated based on the average of the Company’s total net assets (including cash or cash equivalents but excluding assets purchased with borrowed amounts) as of the end of the two most recently completed calendar quarters. The Management Fee for any partial month or quarter is appropriately prorated. The Advisor has agreed to waive all Management Fees payable pursuant to the Advisory Agreement for so long as the only stockholders of the Company are affiliated entities of the Advisor. The Advisory Agreement does not provide for the payment of incentive fees. See “Risk Factors—Management Risk; Other Activities of Company Management.”

Administration Agreement

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

Staffing

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business will be provided by individuals who are employees of the Advisor, the Administrator, or its affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement, and the Expense Reimbursement Agreement. Each of the Company’s executive officers described under Part III. Item 10. Directors, Executive Officers and Corporate Governance is an employee of the Advisor or its affiliates. The Company’s day-to-day investment operations are managed by the Advisor. The services necessary for the origination and administration of the Company’s investment portfolio are provided by investment professionals employed by the Advisor or its affiliates. This investment team focuses on origination and transaction development and the ongoing monitoring of the Company’s investments. See Part I. Item 1. Business—Advisory Agreement; Administration Agreement.

Financial Information about Industry Segments and Geographic Areas

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Automotive	—	8.3%
Brokerage	—	3.1%
Chemicals	6.7%	6.0%
Consumer Products	2.5%	—
Consumer Services	1.2%	17.7%
Diversified Manufacturing	1.3%	1.1%
Energy	1.1%	—
Entertainment	1.5%	—
Financial Other	5.2%	2.2%
Food and Beverage	0.1%	2.3%
Gaming	2.7%	—
Healthcare	4.4%	2.2%
Industrial Other	6.6%	1.9%
Insurance Life	5.0%	4.1%
IT Services	6.1%	5.0%
Packaging	1.0%	3.0%
Pharmaceuticals	1.2%	1.0%
Retailers	1.2%	2.6%
Technology	36.6%	31.4%
Treasury Bills	5.2%	8.1%
U.S. Government Agencies	10.4%	—

Total	100.0%	100.0%

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

Limitations on Deductibility of Certain Losses and Expenses.

If the Company is not treated as a “publicly offered regulated investment company” for any calendar year, then a U.S. Holder that is an individual, estate or trust will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S. Holder’s allocable share of the management and incentive fees paid to the Advisor and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Holder. Miscellaneous itemized deductions generally are not deductible by a U.S. Holder that is an individual, trust or estate. Further, the Company would be required to report the relevant income and expenses, including the Management Fee, on Form 1099-DIV, and affected holders will be required to take into account their allocable share of such income and expenses. There is no assurance that the Company will be treated as a “publicly offered regulated investment company” with respect to any calendar year.

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

A RIC is a corporation for U.S. federal income tax purposes. Under current law, a non-U.S. Holder will not be considered to be engaged in the conduct of a business in the United States solely by reason of its ownership in a RIC. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between foreign investors and investments that would otherwise result in such investors being considered to be engaged in the conduct of a business in the United States. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to foreign investors could be adversely affected.

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

Senior Securities

As a corporation, the Company will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its Common Stock if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% for indebtedness and 150% for preferred equity immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Company may be prohibited from making distributions to its Stockholders or the repurchasing of such securities or shares unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see, e.g., Risk Factors – Borrowing and Derivative Risk. The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the Stockholders (one share one vote); and (ii) preferred Stockholders must have the right, as a class, to appoint directors to the board of directors.

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

As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, directors, investment advisor, principal underwriters and certain of their affiliates, without the prior approval of the members of Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). The Company and the Advisor applied for an exemptive order from the SEC that permits the Company to co-invest with certain PIMCO accounts and other affiliates of the Advisor. Subject to the terms and conditions specified in the exemptive order, the Company is able to co-invest alongside certain PIMCO accounts or affiliates of the Advisor.

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

The U.S. government has recently imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain foreign trading partners imposed retaliatory tariffs on certain U.S. goods, and others may do the same in the future. These developments have created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments or the continued uncertainty relating to U.S. trade policies, may have a material effect on global economic conditions and the stability of global financial markets and may reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Any of these factors could depress economic activity and restrict the competitiveness of products and services offered by our portfolio companies. Such developments may affect the revenues and profitability of our portfolio companies and, in turn, affect our results of operations, which could cause the fair value of our shares of common stock to decline. It is not possible to predict the impact these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material for us.

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

Potential Adverse Effects of New or Modified Laws or Regulations

The Company and its portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by the Company or its portfolio companies to comply with these laws or regulations, could require changes to certain of the Company’s or its portfolio companies’ business practices, negatively impact the Company’s or its portfolio companies’ operations, cash flows or financial condition, impose additional costs on the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for BDCs, investment advisors and the instruments that they utilize (including derivative instruments) is continuously evolving.

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

Unitranche Loans

The Company may invest in unitranche senior secured loans, which are a combination of senior secured and subordinated financing in the same facility, generally a first-lien position. Because unitranche loans combine characteristics of senior and subordinated financing, unitranche loans have risks similar to the risks associated with senior secured loans, including first lien loans and second lien loans, and subordinated debt in varying degrees according to the combination of loan characteristics of the unitranche loan. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. Investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts.

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

The Company’s use of leverage, if any, creates the opportunity for increased Common Stock net income, but also creates special risks for Stockholders. To the extent used, there is no assurance that the Company’s leveraging strategies will be successful. Leverage is a speculative technique that may expose the Company to greater risk and increased costs. The Company’s assets attributable to leverage, if any, will be invested in accordance with the Company’s investment objectives and policies. Interest expense payable by the Company with respect to derivatives and other forms of leverage, and dividends payable with respect to any preferred shares outstanding, if any, will generally be based on shorter-term interest rates that would be periodically reset. So long as the Company’s portfolio investments provide a higher rate of return (net of applicable Company expenses) than the interest expenses and other costs to the Company of such leverage, the investment of the proceeds thereof will generate more income than will be needed to pay the costs of the leverage. If so, and all other things being equal, the excess may be used to pay higher dividends to Stockholders than if the Company were not so leveraged. If, however, shorter-term interest rates rise relative to the rate of return on the Company’s portfolio, the interest and other costs to the Company of leverage could exceed the rate of return on the debt obligations and other investments held by the Company, thereby reducing return to Stockholders. In addition, fees and expenses of any form of leverage used by the Company will be borne entirely by the Stockholders (and not by preferred Stockholders, if any) and will reduce the investment return of the Common Stock. Therefore, there can be no assurance that the Company’s use of leverage will result in a higher yield on the Common Stock, and it may result in losses. In addition, any preferred shares issued by the Company are expected to pay cumulative dividends, which may tend to increase leverage risk.

Leverage creates several major types of risks for Stockholders, including:

•	the likelihood of greater volatility of NAV of Common Stock, and of the investment return to Stockholders, than a comparable portfolio without leverage;

•

the possibility either that Common Stock dividends will fall if the interest and other costs of leverage rise, or that dividends paid on Common Stock will fluctuate because such costs vary over time; and

•

the effects of leverage in a declining market or a rising interest rate environment, as leverage is likely to cause a greater decline in the NAV of the Common Stock than if the Company were not leveraged and may result in a greater decline in the market value of the Common Stock.

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

Any total return swaps, reverse repurchases, loans of portfolio securities, short sales and when-issued, delayed delivery and forward commitment transactions, credit default swaps, basis swaps and other swap agreements, purchases or sales of futures and forward contracts (including foreign currency exchange contracts), call and put options or other derivatives by the Company or counterparties to the Company’s other leveraging transactions, if any, would have seniority over the Company’s Common Stock.

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

Cybersecurity Risk

As the use of technology has become prevalent in the course of business, the Company is susceptible to operational and information security risks resulting from breaches in cyber security. A breach in cyber security refers to both intentional and unintentional cyber events that may, among other things, cause the Company to lose proprietary information, suffer data corruption and/or destruction or lose operational capacity, result in the unauthorized release or other misuse of confidential information, or otherwise disrupt normal business operations. Cyber security breaches may involve unauthorized access to the Company’s digital information systems (e.g., through “hacking” or malicious software coding), but may also result from outside attacks such as denial-of-service attacks (i.e., efforts to make network services unavailable to intended users). In addition, cyber security breaches involving the Company’s third party service providers (including but not limited to advisors, administrators, transfer agents, custodians, distributors and other third parties), trading counterparties or issuers in which the Company invests can also subject the Company to many of the same risks associated with direct cyber security breaches. Moreover, cyber security breaches involving trading counterparties or issuers in which the Company invests could adversely impact such counterparties or issuers and cause the Company’s investments to lose value.

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

Like with operational risk in general, the Company has established risk management systems and business continuity plans designed to reduce the risks associated with cyber security. However, there are inherent limitations in these plans and systems, including that certain risks may not have been identified, in large part because different or unknown threats may emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because the Company does not directly control the cyber security systems of issuers in which the Company may invest, trading counterparties, or third party service providers to the Company. There is also a risk that cyber security breaches may not be detected. The Company and its Stockholders could be negatively impacted as a result. See Item 1C. Cybersecurity.

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

U.S. Federal Income Tax Risks

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

Difficulty with Paying Required Distributions

For U.S. federal income tax purposes, the Company may be required to recognize taxable income in circumstances in which it does not receive a corresponding payment in cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), the Company must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in income other amounts that it has not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. The Company anticipates that a portion of its income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, the Company may elect to amortize market discount and include such amounts in its taxable income in the current year, instead of upon disposition, as an election not to do so would limit its ability to deduct interest expenses for tax purposes.

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

There may be withholding of U.S. federal income tax on dividends for non-U.S. stockholders

Distributions by a RIC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.

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
Cybersecurity Program Overview
The Advisor has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Advisor actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on the Advisor to engage external experts, including cybersecurity assessors, consultants, and internal auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.
The Company relies on the Advisor’s risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Advisor when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.
Board Oversight of Cybers
ecu
rity Risks
The Board provides oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Global Chief Information Security officer or their designee regarding the overall state of the Advisor’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management’s Role in Cybersecurity Risk Management
The Company’s management, including the Company’s Chief Compliance Officer (“CCO”), is responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks. Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Advisor.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Unless a public offering occurs, the outstanding Common Stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act and Regulation D thereunder. See Item 5. Recent Sales of Unregistered Securities and Use of Proceeds for more information. There is currently no market for the Company’s Common Stock, and the Company can offer no assurances that a market for the Company’s shares of Common Stock will develop in the future.

Because shares of Common Stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. The Company’s Common Stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Company’s consent is granted, and (ii) the Common Stock are registered under applicable securities laws or specifically exempted from registration (in which case the Stockholder may, at the Company’s option, be required to provide the Company with a legal opinion, in form and substance satisfactory to us, that registration is not required). The Company’s shares of Common Stock are privately placed and any transfers require the Company’s prior consent. As a result, it is not expected that Stockholders will be able to take advantage of transfers under Rule 144. Accordingly, an investor must be willing to bear the economic risk of investment in the Common Stock until the Company is liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Stock may be made except by registration of the transfer on the Company’s books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Stock and to execute such other instruments or certifications as are reasonably required by the Company.

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

At December 31, 2025, the Company had total Capital Commitments of $187.2 million, none of which was unfunded.

Holders

As of March 24, 2026, there was one stockholder of record.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Portfolio, Investment Activity and Results of Operations

As of December 31, 2025, the Company had investments, excluding cash equivalents, in 39 portfolio companies across 17 industries. Based on fair value as of December 31, 2025, 83.8% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. As of December 31, 2025, approximately 83.8% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR or EURIBOR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.6% as of December 31, 2025. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of December 31, 2025, the Company’s estimated weighted average total yield of investments in debt securities was 6.7%. Weighted average yields are based on interest rates as of December 31, 2025.

As of December 31, 2024, the Company had investments, excluding cash equivalents, in 39 portfolio companies across 15 industries. Based on fair value as of December 31, 2024, 76.0% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 76.0% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR or EURIBOR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.6% as of December 31, 2024. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of December 31, 2024, the Company’s estimated weighted average total yield of investments in debt securities was 10.0%. Weighted average yields are based on interest rates as of December 31, 2024.

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

Investments at fair value and cost consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(Amounts in thousands)	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$128,991	$127,576	$131,893	$129,359
Second Lien Senior Secured	6,770	6,620	7,838	8,212
Senior Unsecured	16,662	16,724	49,521	48,562
Corporate Bonds	—	—	18,452	18,732
Common Stock	680	1,231	681	891
Preferred Stock	2,000	2,000	—	—
Warrants	2,491	387	2,491	1,480
Short-Term Investments	28,516	28,518	18,378	18,381

Total investments	$186,110	$183,056	$229,254	$225,617

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Automotive	—	8.3%
Brokerage	—	3.1%
Chemicals	6.7%	6.0%
Consumer Products	2.5%	—
Consumer Services	1.2%	17.7%
Diversified Manufacturing	1.3%	1.1%
Energy	1.1%	—
Entertainment	1.5%	—
Financial Other	5.2%	2.2%
Food and Beverage	0.1%	2.3%
Gaming	2.7%	—
Healthcare	4.4%	2.2%
Industrial Other	6.6%	1.9%
Insurance Life	5.0%	4.1%
IT Services	6.1%	5.0%
Packaging	1.0%	3.0%
Pharmaceuticals	1.2%	1.0%
Retailers	1.2%	2.6%
Technology	36.6%	31.4%
Treasury Bills	5.2%	8.1%
U.S. Government Agencies	10.4%	—

Total	100.0%	100.0%

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	December 31, 2025
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	182,837	99.9	39
Risk rating 3	219	0.1	1
Risk rating 4	—	—	—

	$183,056	100.0%	40

	December 31, 2024
	Fair Value (amounts in thousands)	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	217,382	96.4	39
Risk rating 3	8,235	3.6	1
Risk rating 4	—	—	—

	$225,617	100.0%	40

Consolidated Results of Operations

The following table represents our operating results (amounts in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Total investment income	$22,810	$24,035	$26,484
Less: Net expenses	5,539	4,896	2,108

Net investment income (loss) before taxes	17,271	19,139	24,376

Income tax expense	24	—	—

Net investment income (loss) after taxes	17,247	19,139	24,376

Net realized gain (loss)	(10,972)	(197)	(32,541)
Net change in unrealized appreciation (depreciation)	506	1,289	21,541

(Provision) benefit for taxes on unrealized appreciation (depreciation) on investments	(210)	—	—

Net increase (decrease) in Net Assets resulting from operations	$6,571	$20,231	$13,376

Investment income was as follows (amounts in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Investment income:
Interest income	$17,195	$17,099	$19,546
Payment in-kind interest	5,523	6,780	6,874
Other income	92	156	64

Total Investment Income	$22,810	$24,035	$26,484

For the years ended December 31, 2025, 2024 and 2023, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $183.1 million as of December 31, 2025 and $225.6 million as of December 31, 2024. As of such dates, all of the Company’s debt investments were income-producing. For the years ended December 31, 2025, 2024 and 2023, PIK income represented 24.2%, 28.2% and 26.0% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows (amounts in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Expenses:
Management fee	$2,462	$2,505	$2,955
Directors fees	451	170	245
Administration fee	294	298	355
Interest expense	4,043	3,551	469
Franchise tax expense	200	423	22
Offering costs	—	—	10
Legal expenses	313	188	153
Other expenses	238	73	43
Recoupment of prior expenses paid by the Advisor	—	193	811

Total expenses	$8,001	$7,401	$5,063

Waivers	(2,462)	(2,505)	(2,955)

Net expenses	$5,539	$4,896	$2,108

Other expenses include valuation, insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in the Company’s initial formation and the Company’s offering of Shares.

Waivers include organizational costs and management fee waivers.

Income Taxes, Including Excise Taxes

The Company has elected, as of August 1, 2022, to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to the Company’s stockholders in each taxable year generally at least 90% of the sum of our Investment Company Taxable Income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain the Company’s tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its stockholders, which generally relieve the Company from corporate-level U.S. federal income taxes. Certain investments are held through wholly owned taxable subsidiaries, which are subject to U.S. federal, state and foreign income taxes. All income tax expense reflected in the consolidated financial statements relates to these taxable subsidiaries.

For the years ended December 31, 2025, 2024 and 2023, the Company did not incur any excise tax.

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

On June 19, 2023, the Company entered into the Credit Facility with Massachusetts Mutual Life Insurance Company under which the Company was permitted to borrow up to $150.0 million. On June 10, 2024, the maximum aggregate committed borrowing amount was reduced to $100.0 million. On September 12, 2025, the maximum aggregate committed borrowing amount was reduced to $40.0 million.

As of December 31, 2025 and 2024, the Company had $34.6 million and $28.2 million, respectively, of outstanding borrowings. See Part I, Item 1 of this Report for more information.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of December 31, 2025 and 2024, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows (amounts in thousands):

Unfunded Commitments	As of December 31, 2025
First Lien Senior Secured	$18,878
Preferred Stock	8,100

Unfunded Commitments	As of December 31, 2024
First Lien Senior Secured	$5,542

Unregistered Sales of Equity Securities

For the years ended December 31, 2025, 2024 and 2023, the Company did not hold closings of its continuous Private Offering of Shares.

Distributions and Distribution Reinvestment

The Company’s quarterly distributions, if any, will be determined by the Company’s management and the Board. Any distributions to the Company’s stockholders are declared out of assets legally available for distribution.

The following table summarizes distributions declared during the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 8, 2025	May 20, 2025	May 22, 2025	$0.12
August 7, 2025	August 20, 2025	August 22, 2025	$0.11
November 20, 2025	November 20, 2025	November 24, 2025	$0.19

The following table summarizes distributions declared and the shares distributed pursuant to the DRIP during the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share	Shares Reinvested
May 20, 2024	May 20, 2024	May 22, 2024	$0.14	—
August 20, 2024	August 20, 2024	August 22, 2024	$0.29	—
November 20, 2024	November 20, 2024	November 22, 2024	$0.08	—
December 18, 2024	December 18, 2024	December 19, 2024	$0.59	1,477,482

The following table summarizes distributions declared during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 22, 2023	May 22, 2023	May 24, 2023	$0.12
August 22, 2023	August 22, 2023	August 24, 2023	$0.19
November 17, 2023	November 17, 2023	November 21, 2023	$0.14
December 20, 2023	December 20, 2023	December 22, 2023	$0.54

Critical Accounting Estimates

The preparation of the Company’s financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. For a description of our critical accounting policies, see Note 2. Significant Accounting Policies to our consolidated financial statements included in this Report. We consider the most significant accounting policies to be those related to our Fair Value of Investments, Revenue Recognition, Deferred Financing Costs, Distribution Policy, and Income Taxes. There have been no material changes in our critical accounting policies and practices. The Company’s critical accounting policies, including those relating to the valuation of its investment portfolio, should be read in connection with the Company’s consolidated financial statements in Part I, Item 1 of this Report, “Risk Factors” in Part II, Item 1A of this Report, and “Risk Factors” in Item 1A of the Company’s registration statement on Form 10 (“Form 10”).

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

Assuming that the Consolidated Statements of Assets and Liabilities as of December 31, 2025, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (amounts in thousands).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(329)	$—	$(329)
Up 100 basis points	$1,315	$—	$1,315
Up 200 basis points	$2,629	$—	$2,629
Up 300 basis points	$3,944	$—	$3,944

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PIMCO Capital Solutions BDC Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of PIMCO Capital Solutions BDC Corp. and its subsidiaries (the “Company”)
as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, brokers, agent banks, and operating partners; when replies were not received from brokers, agent banks or operating partners, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 24, 2026
We have served as the Company’s auditor since 2022.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $186,110 and $229,254, respectively)	$183,056	$225,617
Financial derivative instruments
Over the counter	—	43
Cash	795	767
Restricted cash	15,337	1,348
Foreign currency, at value (cost of $317 and $83, respectively)	325	81
Interest receivable	1,451	2,765
Receivable for paydowns and sales of investments	11,096	5,111
Deferred financing costs	701	2,023

Total Assets	$212,761	$237,755

Liabilities
Debt	34,620	28,182
Financial derivative instruments
Over the counter	42	—
Payable for investments purchased	1,283	5,414
Interest payable	435	846
Accrued administration fee	66	75
Organizational costs payable to Advisor	1,109	1,109
Offering costs payable to Advisor	20	20
Directors fee reimbursement to Advisor	395	188
Accrued legal fee	522	326
Accrued commitment fee	105	156
Other liabilities	822	446

Total Liabilities	$39,419	$36,762

Commitments & Contingencies (Note 8)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 20,196,766 and 23,080,085 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$20	$23
Paid-in-capital in excess of par	215,709	232,896
Distributable earnings (loss)	(42,387)	(31,926)

Total Net Assets	$173,342	$200,993

Total Liabilities and Net Assets	$212,761	$237,755

Net asset value per share	$8.58	$8.71

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$17,195	$17,099	$19,546
Payment in-kind interest	5,523	6,780	6,874
Other income	92	156	64

Total investment income	$22,810	$24,035	$26,484

Expenses
Management fee	$2,462	$2,505	$2,955
Directors fee	451	170	245
Administration fee	294	298	355
Interest expense	4,043	3,551	469
Franchise tax expense	200	423	22
Offering costs	—	—	10
Legal expenses	313	188	153
Other expenses	238	73	43
Recoupment of prior expenses paid by the Advisor	—	193	811

Total expenses	$8,001	$7,401	$5,063
Less: Waivers (Note 3)	(2,462)	(2,505)	(2,955)

Net expenses	5,539	4,896	2,108
Net investment income (loss) before taxes	$17,271	$19,139	$24,376

Income tax expense	24	—	—

Net investment income (loss) after taxes	$17,247	$19,139	$24,376

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(9,696)	(302)	(32,541)
Debt extinguishment	(1,100)	—	—
Over the counter financial derivative instruments	(229)	123	—
Foreign currency	53	(18)	—

Total net realized gain (loss)	(10,972)	(197)	(32,541)

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	582	1,248	21,541
Over the counter financial derivative instruments	(85)	43	—
Foreign currency	9	(2)	—

Total change in unrealized appreciation (depreciation)	506	1,289	21,541

Net realized and unrealized gains (losses)	(10,466)	1,092	(11,000)

(Provision) benefit for taxes on unrealized appreciation (depreciation) on investments	(210)	—	—

Net Increase (Decrease) in Net Assets Resulting from Operations	$6,571	$20,231	$13,376

Weighted average shares outstanding (basic and diluted)	22,353,331	21,903,297	25,387,884
Net Investment income (loss) per share (basic and diluted)	$0.77	$0.87	$0.96
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.28	$0.92	$0.53
The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)

	December 31, 2025	Year Ended December 31, 2024	December 31, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$17,247	$19,139	$24,376
Net realized gain (loss)	(10,972)	(197)	(32,541)
Net change in unrealized appreciation (depreciation)	506	1,289	21,541
(Provision) benefit for taxes on unrealized appreciation (depreciation) on investments	(210)	—	—

Net Increase (Decrease) in Net Assets Resulting from Operations	$6,571	$20,231	$13,376

Distributions to stockholders from:
Distributable earnings	(9,222)	(20,726)	(25,121)

Total distributions to stockholders	(9,222)	(20,726)	(25,121)

Capital Share Transactions
Reinvestment of stockholder distributions	$—	$12,676	$—
Redemption of common shares	(25,000)	(33,238)	—

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(25,000)	$(20,562)	$—

Total Increase (Decrease) in Net Assets	$(27,651)	$(21,057)	$(11,745)

Net Assets
Beginning of year	$200,993	$222,050	$233,795

End of year	$173,342	$200,993	$222,050

Capital Share Activity
Shares reinvested	—	1,477,482	—
Shares redeemed	(2,883,319)	(3,785,282)	—

Net Increase (Decrease) in Shares Outstanding	(2,883,319)	(2,307,800)	—

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$6,571	$20,231	$13,376
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(101,302)	(80,030)	(81,550)
Proceeds from sales of long-term securities	132,462	51,309	107,778
Sales (Purchases) of short-term portfolio investments, net	10,214	29,674	(12,407)
Net change in unrealized (appreciation) depreciation on investments	(582)	(1,248)	(21,541)
Net change in unrealized (appreciation) depreciation on over the counter financial derivative instruments	85	(43)	—
Net realized (gain) loss on investments	9,696	302	32,541
Net realized (gain) loss on debt extinguishment	1,100	—	—
Payment in-kind interest	(5,523)	(6,780)	(6,874)
Net (accretion) on investments	(2,347)	(2,390)	(2,737)
Paydown (gain)	(57)	(479)	(212)
Amortization of deferred financing costs	222	270	144
Amortization of deferred offering costs	—	—	10
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	1,314	(337)	540
(Increase) decrease in paydown receivable and sales of investments	(5,985)	(5,052)	—
(Increase) decrease in organizational costs paid by Advisor	—	194	810
(Increase) decrease in due from affiliate	—	—	2
Increase (decrease) in due to affiliate	—	—	(435)
Increase (decrease) in interest payable	(411)	521	325
Increase (decrease) in accrued administration fee	(9)	(12)	(7)
Increase (decrease) in organizational costs payable to Advisor	—	(44)	—
Increase (decrease) in payable for investments purchased	(4,131)	5,414	—
Increase (decrease) in directors fee reimbursement to Advisor	207	36	(40)
Increase (decrease) in accrued legal fee	196	173	153
Increase (decrease) in accrued commitment fee	(51)	(15)	171
Increase (decrease) in other liabilities	376	306	13

Net cash provided by (used for) operating activities	$42,045	$12,000	$30,060

Cash Flows From Financing Activities:
Proceeds from debt	$32,315	$28,182	$—
Repayment of debt	(25,877)	—	—
Redemption of common shares	(25,000)	(33,238)	—
Distributions paid	(9,222)	(8,050)	(25,121)
Deferred financing costs paid	—	(13)	(2,424)

Net cash provided by (used for) financing activities	$(27,784)	$(13,119)	$(27,545)

Net increase (decrease) in cash, restricted cash and foreign currency	14,261	(1,119)	2,515

Cash, restricted cash and foreign currency, beginning of year	2,196	3,315	800

Cash, restricted cash and foreign currency, end of year	$16,457	$2,196	$3,315

Supplemental and Cash Flow Information:
Interest paid during the year	$4,232	$2,760	$—
Tax expenses paid during the year	$264	$161	$22

Supplemental and Non-Cash Information:
Exchange of investments	29,553	40,009	12,900
Distributions reinvested during the year	—	12,676	—

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2025
(Amounts in thousands, except share amounts)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Chemicals
Puris LLC Term Loan (3)(7)	SOFR + 5.750%	9.436%	06/30/2031	5,820	5,756	5,491	3.17%

Total Chemicals					5,756	5,491	3.17%
Consumer Products
DRS Holdings III, Inc. (3)(7)	SOFR + 5.250%	8.966%	11/01/2028	4,497	4,505	4,515	2.60%

Total Consumer Products					4,505	4,515	2.60%
Consumer Services
RKD Group Term Loan (3)(7)	SOFR + 5.500%	9.378%	05/19/2031	2,300	2,289	2,270	1.31%

Total Consumer Services					2,289	2,270	1.31%
Diversified Manufacturing
TK Elevator Midco GmbH Facility B Loan (2)(7)(10)	SOFR + 2.750%	6.947%	04/30/2030	2,444	2,444	2,462	1.42%

Total Diversified Manufacturing					2,444	2,462	1.42%
Entertainment
SubCalidora 2 S.a r.l. Term Loan (2)(3)(11)	EURIBOR + 5.750%	7.750%	08/14/2029	2,384	2,545	2,816	1.62%

Total Entertainment					2,545	2,816	1.62%
Financial Other
Asurion, LLC B-12 Term Loan (7)	SOFR + 4.250%	7.966%	09/19/2030	4,948	4,903	4,955	2.86%
Cerity Partners Equity Holding LLC Initial Revolving Loan (3)(9)	SOFR + 4.500%	8.172%	07/28/2031	413	66	65	0.04%
Minotaur Acquisition, Inc. Delayed Draw A Term Loan (3)(7)	SOFR + 5.000%	8.716%	06/03/2030	637	636	636	0.37%
Minotaur Acquisition, Inc. Delayed Draw B Term Loan (3)(7)	SOFR + 5.000%	8.716%	06/03/2030	564	562	562	0.32%
Minotaur Acquisition, Inc. Term B Loan (3)(7)	SOFR + 5.000%	8.716%	06/03/2030	3,249	3,241	3,241	1.87%

Total Financial Other					9,408	9,459	5.46%
Food and Beverage
Golden State Foods, LLC Term Loan	SOFR + 4.000%	7.672%	12/04/2031	99	98	99	0.06%

Total Food and Beverage					98	99	0.06%
Gaming
Strategic Gaming Term Loan (3)	SOFR + 7.000%	10.905%	10/15/2030	5,000	4,855	4,942	2.85%

Total Gaming					4,855	4,942	2.85%
Healthcare
Acuity Eyecare Holdings, LLC Delayed Draw Term Loan (3)(9)	SOFR + 5.900%	9.572%	03/27/2027	4,999	4,306	4,248	2.45%
Parad igm Parent, LLC Initial Term Loan (7)	SOFR + 4.500%	8.172%	04/16/2032	2,005	1,813	1,771	1.02%
U.S. Renal Care, Inc. Closing Date Term Loan	SOFR + 5.114%	8.831%	06/28/2028	1,559	1,150	1,472	0.85%
U.S. Renal Care, Inc. Term Loan (3)(7)	SOFR + 6.000%	9.933%	09/25/2030	600	588	588	0.34%

Total Healthcare					7,857	8,079	4.66%
Industrial Other
Apex Service Partners, LLC Initial Delayed Term Loan (3)	SOFR + 5.000%	8.822%	10/24/2030	757	751	760	0.44%
Apex Service Partners, LLC Delayed Term Loan (3)	SOFR + 5.000%	8.822%	10/24/2030	755	752	758	0.44%
Apex Service Partners, LLC Second Amendment Delayed Term Loan (3)(9)	SOFR + 5.000%	8.854%	10/24/2030	645	443	445	0.26%
Apex Service Partners, LLC Revolving Credit Loan (3)(9)	SOFR + 5.000%	8.672%	10/24/2029	253	67	67	0.04%
Apex Service Partners, LLC T er m Loan (3)	SOFR + 5.000%	8.822%	10/24/2030	3,180	3,155	3,193	1.84%
Apex Service Partners, LLC Second Amendment Term Loan (3)	SOFR + 5.000%	8.840%	10/24/2030	220	217	220	0.13%
Guardian Capital Term Loan (3)	SOFR + 4.017%	9.517%	08/14/2032	4,400	4,359	4,366	2.52%
Stepstone Group Midco 2 GmbH Term Loan (7)(10)	SOFR + 4.500%	8.199%	12/19/2031	2,488	2,483	2,334	1.35%

Total Industrial Other					12,227	12,143	7.02%
Insurance Life
Integrity Marketing Acquisition, LLC Incremental Term Loan (3)	SOFR + 5.000%	8.822%	08/25/2028	9,058	9,081	9,058	5.23%

Total Insurance Life					9,081	9,058	5.23%
IT Services
Alorica, Inc. Term Loan (3)(7)	SOFR + 6.875%	10.591%	12/21/2027	11,252	11,195	11,252	6.49%

Total IT Services					11,195	11,252	6.49%
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (7)	SOFR + 3.175%	6.891%	04/13/2029	1,819	1,774	1,823	1.05%

Total Packaging					1,774	1,823	1.05%
The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2025
(Amounts in thousands, except share amounts)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (7)	SOFR + 4.100%	7.772%	10/01/2027	2,192	$2,183	$2,157	1.24%

Total Pharmaceuticals					2,183	2,157	1.24%
Retailers
LBM Acquisition, LLC Incremental Term Loan (7)	SOFR + 3.850%	7.584%	06/06/2031	2,183	1,879	2,054	1.18%

Total Retailers					1,879	2,054	1.18%
Technology
Arctic Wolf Networks, Inc. Term Loan (3)(7)	SOFR + 5.750%	10.058%	02/04/2030	4,000	3,934	3,896	2.25%
Arrow Borrower 2025, Inc. Term Loan (3)	SOFR + 4.250%	8.155%	10/15/2032	4,267	4,245	4,247	2.45%
Caldera Medical Term Loan (3)(7)	SOFR + 7.000%	10.927%	01/30/2030	4,963	4,883	4,805	2.77%
CoreWeave Compute Acquisition Co. IV, LLC Initial Term Loan (3)	SOFR + 6.000%	10.002%	05/16/2029	3,314	3,314	3,426	1.98%
Cotiviti, Inc. Initial Term Loan (7)	SOFR + 2.750%	6.623%	05/01/2031	4,925	4,926	4,745	2.74%
Cotiviti, Inc. Initial Term Loan (7)	SOFR + 2.750%	6.623%	03/26/2032	1,791	1,774	1,724	0.99%
DataBricks, Inc. Term Loan	SOFR + 4.500%	8.272%	01/03/2031	1,450	1,445	1,476	0.85%
Denali Intermediate Holdings, Inc. Term Loan (3)(7)	SOFR + 5.500%	9.227%	08/26/2032	1,573	1,557	1,557	0.90%
DwyerOmega Revolving Credit Loan (9)	SOFR + 4.750%	8.439%	07/20/2029	606	217	228	0.13%
DwyerOmega Revolving Delayed Draw Term Loan (3)	SOFR + 4.750%	8.527%	08/28/2029	504	504	504	0.29%
DwyerOmega Term Loan (3)(7)	SOFR + 4.750%	8.752%	08/28/2029	3,850	3,819	3,850	2.22%
MH Sub I, LLC Term Loan (7)	SOFR + 4.250%	7.966%	05/03/2028	1,459	1,417	1,361	0.79%
MH Sub I, LLC Term Loan (7)	SOFR + 4.250%	7.966%	12/31/2031	987	962	850	0.49%
MRI Software, LLC Revolving Credit Loan (3)(9)	SOFR + 4.750%	8.436%	02/10/2028	59	58	59	0.03%
MRI Software, LLC Term Loan (3)	SOFR + 4.750%	8.422%	02/10/2028	4,645	4,638	4,645	2.68%
Newfold Digital Holdings Group, Inc. Initial Tranche A Term Loan (7)(12)	SOFR + 3.600%	7.384%	04/30/2029	5,582	5,644	4,682	2.70%
Newfold Digital Holdings Group, Inc. New Money Tranche A Term Loan (7)(12)	SOFR + 5.750%	9.534%	04/30/2029	333	321	314	0.18%
Polaris Newco, LLC Dollar Term Loan (7)	SOFR + 4.261%	7.852%	06/02/2028	2,351	2,312	2,272	1.31%
Renaissance Holding Corp. Initial Term Loan	SOFR + 4.000%	7.716%	04/05/2030	4,925	4,925	4,315	2.49%

Total Technology					50,895	48,956	28.24%

Total First Lien Senior Secured					128,991	127,576	73.60%

Second Lien Senior Secured
Chemicals
		17.000%
K2 Pure Solutions Nocal Holding 2L Term Loan (3)(8)	N/A	(7.000% PIK)	01/30/2029	5,723	5,417	5,773	3.33%

Total Chemicals					5,417	5,773	3.33%
Technology
Mavenir Systems, Inc. 2L Term Loan (2)(3)	N/A	12.000% PIK	07/26/2030	561	357	219	0.13%
Newfold Digital Holdings Group, Inc. Initial Tranche B Term Loan (7)(12)	SOFR + 3.600%	7.384%	04/30/2029	985	996	628	0.36%

Total Technology					1,353	847	0.49%

Total Second Lien Senior Secured					6,770	6,620	3.82%

Senior Unsecured
Technology
GCOM (3)(8)	N/A	17.000% PIK	02/16/2029	18,633	16,662	16,724	9.65%

Total Technology					16,662	16,724	9.65%

Total Senior Unsecured					16,662	16,724	9.65%

Total Debt Investments					152,423	150,920	87.07%

Common Stock
Chemicals
K2 Propco Class S Units (3)(6)(8)	N/A	N/A	N/A	897	285	953	0.55%
K2 Pure Solutions Class S Units (3)(6)(8)	N/A	N/A	N/A	113	36	120	0.07%

Total Chemicals					321	1,073	0.62%
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(6)	N/A	N/A	N/A	25,000	359	158	0.09%

Total Retailers					359	158	0.09%

Total Common Stock					680	1,231	0.71%

Preferred Stock
Energy
Mustang Express, Series A (3)(6)(9)	N/A	N/A	N/A	1,900	2,000	2,000	1.15%

Total Preferred Stock					2,000	2,000	1.15%

The accompanying notes are part of these consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2025
(Amounts in thousands, except share amounts)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(6)	N/A	N/A	09/08/2028	47,166	$—	$—	0.00%

Total Retailers					—	—	0.00%
Technology
GCOM (3)(6)(8)	N/A	N/A	08/11/2033	2,491,250	2,491	387	0.22%

Total Technology					2,491	387	0.22%

Total Warrants					2,491	387	0.22%

Short-Term Investments
U.S. Government Agencies
Federal Home Lo a n Bank Discount Note	N/A	3.510%	01/30/2026	4,200	4,187	4,188	2.41%
Federal Home Loan Bank Discount Note	N/A	3.530%	02/13/2026	2,200	2,190	2,190	1.26%
Federal Home Loan Bank Discount Note	N/A	3.533%	02/20/2026	2,700	2,686	2,687	1.55%
Federal Home Loan Bank Discount Note	N/A	3.534%	02/25/2026	200	199	199	0.11%
Federal Home Loan Bank Discount Note	N/A	3.537%	03/20/2026	1,600	1,588	1,588	0.92%
Federal Home Loan Bank Discount Note	N/A	3.567%	04/17/2026	8,000	7,916	7,916	4.57%
Federal Home Loan Bank Discount Note	N/A	3.509%	06/24/2026	300	295	295	0.17%

Total U.S. Government Agencies					19,061	19,063	10.99%
U.S. Treasury Bills
U.S. Treasury Bill	N/A	3.071%	01/15/2026	800	799	799	0.46%
U.S. Treasury Bill	N/A	3.187%	01/20/2026	1,800	1,797	1,797	1.04%
U.S. Treasury Bill	N/A	3.287%	01/29/2026	3,400	3,391	3,391	1.95%
U.S. Treasury Bill	N/A	3.315%	02/03/2026	100	100	100	0.06%
U.S. Treasury Bill	N/A	3.570%	02/12/2026	900	896	896	0.52%
U.S. Treasury Bill	N/A	3.419%	02/24/2026	500	497	497	0.29%
U.S. Treasury Bill	N/A	3.495%	04/28/2026	1,600	1,582	1,582	0.91%
U.S. Treasury Bill	N/A	3.509%	06/18/2026	400	393	393	0.23%

Total U.S. Treasury Bills					9,455	9,455	5.46%

Total Short-Term Investments					28,516	28,518	16.45%

Total Non-Controlled, Non-Affiliated Investments					$186,110	$183,056	105.60%

Total Investments					$186,110	$183,056	105.60%

(1)	All investments are U.S. domiciled, unless otherwise indicated.
(2)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, total non-qualifying
assets at fair value represented 3.2% of the Company’s total net assets calculated in accordance with the 1940 Act.

(3)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Consolidated Financial Statements.
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”) or Euro Interbank Offered Rate (“EURIBOR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of December 31, 2025, the reference rates for the floating rate loans were the 1 Month SOFR of 3.69%, 3 Month SOFR of 3.65%, 6 Month SOFR of 3.57%, 1 Month EURIBOR of 1.94%, 3 Month EURIBOR of 2.03% and 6 Month EURIBOR of 2.11%.

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
(12)
Investment is structured as a unitranche loan in which the Company has a portion of the
“last-out”
tranche of the loan, whereby the
“first-out”
tranche will have priority as to the
“last-out”
tranche with respect to payments of principal, interest and any other amounts due thereunder.

ADDITIONAL INFORMATION
Foreign currency forward contracts (amounts in thousands):

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Societe Generale	USD 2,674	EUR 2,310	1/14/2026	$(42)

Total foreign forward currency contracts				$(42)

EUR	Euro
USD	U.S. Dollar
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
The accompanying notes are part of these consoli
dat
ed financial statements.

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

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2024
(Amounts in thousands)

Investments (1)	Reference Rate	Interest	Maturity	Par Amount/			Percentage of
Non-Controlled, Non-Affiliated Investments	Spread (4)	Rate (5)	Date	Shares	Cost	Fair Value	Net Assets
Warrants
Retailers
West Marine/Risi ng Tide Holdings, Inc. (3)(7)	N/A	N/A	09/08/2028	47,166	$—	$—	0.00%

Total Retailers					—	—	0.00%
Technology
GCOM (3)(7)(9)	N/A	N/A	08/11/2033	2,491,250	2,491	1,480	0.74%
Mavenir Systems, Inc. (3)(7)	N/A	N/A	01/31/2025	1,235,313	—	—	0.00%

Total Technology					2,491	1,480	0.74%

Total Warrants					2,491	1,480	0.74%

Short-Term Investments
U.S. Treasury Bills
U.S. Treasury Bill	N/A	0.000%	01/02/2025	14,600	14,598	14,600	7.26%
U.S. Treasury Bill	N/A	4.001%	02/06/2025	1,900	1,892	1,892	0.94%
U.S. Treasury Bill	N/A	4.025%	02/20/2025	1,900	1,888	1,889	0.94%

Total U.S. Treasury Bills					18,378	18,381	9.14%

Total Short-Term Investments					18,378	18,381	9.14%

Total Non-Controlled, Non-Affiliated Investments					$229,254	$225,617	112.25%

Total Investments					$229,254	$225,617	112.25%

(1)	All investments are U.S. domiciled, unless otherwise indicated.
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

(5)	Interest rates on short-term investments are annualized.
(6)	All or a portion of the interest on this position is paid-in-kind (PIK).
(7)	Non-income producing security.
(8)	Pledged as collateral against the credit facility. See Note 4. Borrowi ng s in the Notes to Consolidated Financial Statements for additional information.
(9)
Represents
co-investments
made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.

(10)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. Please refer to Note 8. Commitments & Contingencies for additional details.
(11)	Investment is Germany domiciled.
(12)	Investment is Spain domiciled.
(13)	Investment is Canada do mi ciled.
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

PIMCO Capital Solutions BDC Corp.
Notes to Consolidated Financial Statements
December 31, 2025
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
The initial meeting of the Board of Directors (the “Board”) of the Company was held on June 22, 2022. There were no operations prior to June 10, 2022 (date of inception). Effective June 10, 2022, affiliated entities of the Advisor (the “PIMCO Entities”) indirectly contributed $15 of capital to the Company by investing in interests of the Feeder Fund. In exchange for this contribution, the PIMCO Entities, through their interest in the Feeder Fund, each indirectly received common stock of the Company, par value $0.001 (“Shares”). On June 29, 2022, the PIMCO Entities made an additional capital contribution and, pursuant to Transfer Agreements entered into on June 30, 2022, the PIMCO Entities contributed additional assets to the Company with a fair market value of $143.9 million and unrealized loss of $6.6 million. As a result of these foregoing transactions, the Company issued and sold a total of 25,387,884 Shares at an aggregate purchase price of $253.9 million.
On January 25, 2024, the Company repurchased 3.8 million shares of Common Stock, par value $0.001 per share from PIMCO Capital Solutions US Feeder LP for $33.2 million at $8.78 per share in accordance with its offer to repurchase its own shares up to the amount of shares that could be repurchased with approximately $40.0 million.
On November 17, 2025, the Company repurchased 2.9 million shares of Common Stock, par value $0.001 per share from PIMCO Capital Solutions US Feeder LP for $25.0 million at $8.67 per share based on net asset value per share as of September 30, 2025 in accordance with its tender offer to repurchase up to the amount of shares that could be repurchased with approximately $30.0 million.
As of December 31, 2025, the Company had total Capital Commitments of $187.2 million, none of which was unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
Interest income and interest expense are recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received or applied to principal depending upon management’s judgement. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Company and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income. Interest income on “last out” positions is recorded on an accrual basis consistent with the Company’s other debt investments.
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

Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2025 and 2024, the Company had deferred financing costs of $0.7 million and $2.0 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of December 31, 2025 and 2024, there were no expenses recoverable by the Advisor for organizational expenses paid on the Company’s behalf. As of December 31, 2025 and 2024, there was $1.1 million owed to the Advisor for organizational expenses paid on the Company’s behalf, which are recorded as “Organizational costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of December 31, 2025 and 2024, there were no expenses recoverable by the Advisor for offering costs paid on the Company’s behalf. As of December 31, 2025 and 2024, there was $20 owed to the Advisor for offering costs paid on the Company’s behalf, which are recorded as “Offering costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
Legal Expense
Legal expenses are primarily for legal guidance related to investments, financing, co-investment
matters and Board Member advice. The Advisor may elect to pay certain legal expenses of the Company on the Company’s behalf and for which the Company reimburses the Advisor. These expenses are included as Legal expenses on the Consolidated Statement of Operations and are included in the Accrued legal fee on the Consolidated Statements of Assets and Liabilities.
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
Cash, restricted cash and foreign currency consisted of the following as of December 31, 2025 and 2024. Foreign currency cost is disclosed on the Consolidated Statements of Assets and Liabilities.

	December 31, 2025	December 31, 2024
Cash	$795	$767
Restricted Cash	15,337	1,348
Foreign Currency	325	81

Total cash, restricted cash and foreign currency in the Consolidated Statement of Cash Flows	$16,457	$2,196

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
“more-likely-than-not”
to be sustained by the applicable
tax
authority. Tax benefits of positions not deemed to meet the
more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2025. The tax years that remain open to examination are the prior three years and prior four years for Federal and state tax returns, respectively, assuming tax filings have been made for such years.
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
New Accounting Pronouncements
In this reporting period, the Company adopted FASB Accounting Standards Update
2023-09,
Income Taxes (Topic 740) – Improvement to Income Tax Disclosures (ASU
2023-09),
which enhances income tax disclosure, including disclosure income taxes paid disaggregated by jurisdiction. Adoption of the new standard impacted financial statement disclosures only and did not affect any Company’s financial position or the results of its operations. For the annual period covered by this report, the Company did not pay any material federal, state or local income taxes or any material income taxes in foreign jurisdictions.
3. Related Party Transactions
Advisory Agreement
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred a management fee of $2.5 million, $2.5 million and $3.0 million, respectively, of which 100.0% was waived by the Advisor.
Administration Agreement
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred an administration fee of $0.3 million, $0.3 million and $0.4 million, respectively.
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through December 31, 2025. During the years ended December 31, 2025 and 2024, the Advisor paid directors fees on behalf of the Company. As of December 31, 2025 and 2024, $0.4 million and $0.2 million, respectively, was reimbursable to the Advisor for directors fees, which are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.

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
For the years ended December 31, 2025, 2024 and 2023, the Company did not waive any organizational costs.
For the year ended December 31, 2025, the Advisor did not recoup any expenses from the Company for prior expenses paid. For the years ended December 31, 2024 and 2023, the Advisor recouped $0.2 million and $0.8 million, respectively, from the Company for prior expenses paid, which are recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations.
Due to/from Affiliate
There were no receivables or payables to affiliates as of December 31, 2025 and 2024.
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
co-investments
imposes extensive conditions on any
co-investments
made in reliance on such relief.
See
Note 1. Organization
for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2025 and 2024, the Company’s average asset coverage ratio was 600.7% and 813.2%, respectively.
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

On September 12, 2025, the credit facility was amended (the “Third Amendment”) to reduce the maximum aggregate committed borrowing amount to $40.0 million. As a result of the Third Amendment, the Company incurred a realized loss on debt extinguishment of $1.1 million due to the acceleration of unamortized deferred financing costs in proportion to the reduction in the Maximum Facility Amount.
The Company’s outstanding debt as of December 31, 2025 was as follows:

	December 31, 2025
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$40,000	$(34,620)	$5,380

Total	$40,000	$(34,620)	$5,380

(1)	The carrying value is presented gross of unamortized deferred financing costs of $0.7 million.
The Company’s outstanding debt as of December 31, 2024 was as follows:

	December 31, 2024
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$100,000	$(28,182)	$71,818

Total	$100,000	$(28,182)	$71,818

(1)	The carrying value is presented gross of unamortized deferred financing costs of $2.0 million.
The facility bears interest at a rate of the applicable Benchmark plus (a) 2.85% for SOFR advances, and (b) 1.85% for an advance bearing interest at the alternate base rate which is a rate of interest per annum equal to the higher of (a) the Prime Rate in effect on such day; and (b) the Federal Funds Rate in effect on such day plus 0.5% per annum (as such terms are defined in the Credit Facility). The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of 0.40% per annum (as such terms are defined in the Credit Facility). On November 14, 2024, the Credit Facility was amended (the “Second Amendment”) so that the Minimum Usage Amount is (a) zero prior to June 19, 2024, (b) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after June 19, 2024 to November 14, 2024, (c) an amount equal to 50% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after November 14, 2024 to May 14, 2025 and (d) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after May 15, 2025. The Subsidiary pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee (as such term is defined in the Credit Facility) of $5, an Agent Fee in an annual amount of $25, and a Rating Fee of $175 for the initial rating and an annual fee of $45 thereafter. In connection with the establishment of the Credit Facility, the Company paid upfront fees and incurred legal expenses of $2.4 million.
The following table represents interest, utilization and other fees for the Credit Facility for the year ended December 31, 2025:

	Interest Rate	Unused Commitment Fee (1)	Interest Expense	Utilization Fee (3)	Other Fees (2)
Credit Facility	SOFR +2.85%	0.40%	$3,033	$635	$375

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

(2)	Includes unused commitment fees of $126, amortization expense for deferred financing costs of $222 and debt administration fees of $27.
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

The following table represents interest, utilization and other fees for the Credit Facility for the year ended December 31, 2024:

	Interest Rate	Unused Commitment Fee	Interest Expense	Utilization Fee (2)	Other Fees (1)
Credit Facility	SOFR +2.85%	0.40%	$650	$2,144	$757

(1)	Includes unused commitment fees of $356, amortization expense for deferred financing costs of $270 and debt administration fees of $131.
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
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of December 31, 2025 and 2024, the Subsidiary was in compliance with these covenants.
Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cash flows, are pledged as collateral for the Credit Facility.
The weighted average interest expense as a percentage of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 was 9.6% and 42.5%, respectively, with 7.2% and 7.8% attributable to stated interest expense, respectively. The realized loss on debt extinguishment as a percentage of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 was 2.6% and 0.0%, respectively. The weighted average debt of aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 was $42.2 million and $8.4 million, respectively.
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
The Company’s investments include
unitranche/last-out
loans which generally bear greater risk in exchange for a higher interest rate. As of December 31, 2025, unitranche/last-out
loans, at fair value represented 0.5% of the investment portfolio.
Investments at fair value and cost consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$128,991	$127,576	$131,893	$129,359
Second Lien Senior Secured	6,770	6,620	7,838	8,212
Senior Unsecured	16,662	16,724	49,521	48,562
Corporate Bonds	—	—	18,452	18,732
Common Stock	680	1,231	681	891
Preferred Stock	2,000	2,000	—	—
Warrants	2,491	387	2,491	1,480
Short-Term Investments	28,516	28,518	18,378	18,381

Total investments	$186,110	$183,056	$229,254	$225,617

The industry composition of investments as a percentage of total investments based on fair value as of December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Automotive	—	8.3%
Brokerage	—	3.1%
Chemicals	6.7%	6.0%
Consumer Products	2.5%	—
Consumer Services	1.2%	17.7%
Diversified Manufacturing	1.3%	1.1%
Energy	1.1%	—
Entertainment	1.5%	—
Financial Other	5.2%	2.2%
Food and Beverage	0.1%	2.3%
Gaming	2.7%	—
Healthcare	4.4%	2.2%
Industrial Other	6.6%	1.9%
Insurance Life	5.0%	4.1%
IT Services	6.1%	5.0%
Packaging	1.0%	3.0%
Pharmaceuticals	1.2%	1.0%
Retailers	1.2%	2.6%
Technology	36.6%	31.4%
Treasury Bills	5.2%	8.1%
U.S. Government Agencies	10.4%	—

Total	100.0%	100.0%

As of December 31, 2025, 95.9% of investments held were based in the United States, 2.6% of investments held were based in Germany, and 1.5% of investments held were based in Spain.
As of December 31, 2024, 97.8% of investments held were based in the United States, 1.1% of investments held were based in Germany, 1.1% of investments held were based in Spain, and less than 0.1% of investments held were based in Canada.
6. Fair Value Measurements
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
Common Stock, warrants and financial derivative instruments, such as futures contracts or options on futures that are traded on a national securities exchange, are stated at the last reported sale or settlement price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level 1 of the fair value hierarchy.
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
The market approach generally involves multiplying a key performance metric of the company, such as EBITDA, by a valuation multiple observed in a range of comparable companies or transactions. The selection of a population of comparable companies requires judgment, including qualitative and quantitative analysis of the comparability of the companies. The Advisor may also adjust the valuation multiple for differences between the investment and the referenced comparable.

A cost approach is generally used when a recent transaction price for a specific asset is indicative of fair value.
Unitranche/last-out
loan valuation takes into account the payment priority of a
last-out
portion within a
first-lien
unitranche loan.
Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.
The following tables summarize the fair value of the Company’s investments as of December 31, 2025 and 2024:

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$41,094	$86,482	$127,576
Second Lien Senior Secured	—	628	5,992	6,620
Senior Unsecured	—	—	16,724	16,724
Common Stock	—	—	1,231	1,231
Preferred Stock	—	—	2,000	2,000
Warrants	—	—	387	387
Short-Term Investments	—	28,518	—	28,518

Total assets	$—	$70,240	$112,816	$183,056

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$(42)	$—	$(42)

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$82,442	$46,917	$129,359
Second Lien Senior Secured	—	2,817	5,395	8,212
Senior Unsecured	—	—	48,562	48,562
Corporate Bonds	—	18,732	—	18,732
Common Stock	—	—	891	891
Warrants	—	—	1,480	1,480
Short-Term Investments	—	18,381	—	18,381

Total assets	$—	$122,372	$103,245	$225,617

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$43	$—	$43

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

The below tables present a summary of changes in fair value of Level 3 assets by investment type for the years ended December 31, 2025 and 2024:

	Beginning Balance at 12/31/2024	Net Purchases and Drawdowns (1)	In-Kind Contributions	Net Sales and Paydowns (2)	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 12/31/25
Term Loans First Lien Secured	$46,917	$43,510	$0	$(8,190)	$204	$(170)	$1,209	$4,706	$(1,704)	$86,482
Term Loans Second Lien Secured	5,395	417	0	320	76	0	(216)	0	0	5,992
Term Loans Senior Unsecured	48,562	5,066	0	(38,392)	411	56	1,021	0	0	16,724
Common Stocks	891	0	0	0	0	0	340	0	0	1,231
Preferred Stocks	0	2,000	0	0	0	0	0	0	0	2,000
Unlisted Warrants	1,480	0	0	0	0	0	(1,093)	0	0	387

Totals	$103,245	$50,993	$0	$(46,262)	$691	$(114)	$1,261	$4,706	$(1,704)	$112,816

(1)	Purchases and Drawdowns may include securities received in corporate actions and restructurings.
(2)	Sales and Paydowns may include securities delivered in corporate actions and restructuring of investments.

	Beginning Balance at 12/31/2023	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 12/31/24
Term Loans First Lien Secured	$25,574	$25,603	$0	$(10,287)	$126	$238	$(1,108)	$6,771	$0	$46,917
Term Loans Second Lien Secured	0	4,914	0	0	48	0	433	0	0	5,395
Term Loans Senior Unsecured	40,061	6,446	0	0	362	0	1,693	0	0	48,562
Common Stocks	263	642	0	(321)	0	0	307	0	0	891
Unlisted Warrants	2,181	0	0	0	0	0	(701)	0	0	1,480

Totals	$68,079	$37,605	$0	$(10,608)	$536	$238	$624	$6,771	$0	$103,245

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$79,644	Discounted Cash Flow	Discount Rate	6.00% – 22.75%	10.70%
	7,680	Third Party Vendor	Broker Quote	39.00% – 100.50%	98.44%
	5,150	Recent Transaction	Purchase Price	n/a	n/a
Senior Unsecured	16,724	Discounted Cash Flow	Discount Rate	22.55%	22.55%
Common Stock	1,073	Comparable Multiple	EBITDA Multiple	n/a	5.72x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/ Revenue Multiple	n/a	20.75%/0.50x
Preferred Stock	2,000	Recent Transaction	Purchase Price	n/a	n/a
Warrants	387	Comparable Multiple	EBITDA Multiple	n/a	8.00x

Total Assets	$112,816

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$37,597	Discounted Cash Flow	Discount Rate	9.19% – 18.00%	11.62%
	2,476	Third Party Vendor	Broker Quote	100.25%	100.25%
	6,644	Recent Transaction	Purchase Price	n/a	n/a
	5,595	Indicative Market Quotation	Broker Quote	82.00%	82.00%
Senior Unsecured	48,562	Discounted Cash Flow	Discount Rate	14.21% – 22.12%	16.43%
Common Stock	733	Comparable Multiple	EBITDA Multiple	n/a	5.75x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/ Revenue Multiple	n/a	20.75%/0.50x
Warrants	1,480	Comparable Multiple	EBITDA Multiple	n/a	10.00x, 9.50x

Total Assets	$103,245

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
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
For the years ended December 31, 2025 and 2024, the Company’s average USD notional exposure to foreign currency forward contracts was $3 and $13, respectively.
The Company’s net exposure to
foreign
currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities were as follows:

Reporting Date	Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2025	Societe Generale	$—	$(42)	$(42)	$—	$(42)

(1)	Amount excludes excess cash collateral paid, if any.
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

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows (amounts in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net realized gain (loss) on foreign currency forward contracts	$(229)	$123	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(85)	43	—

Total net realized and unrealized gains (losses) on foreign currency forward contracts	(314)	166	—

8. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of
December
31, 2025 and 2024, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The fair value of the amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities unless determined to be material. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of December 31, 2025 and 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment Type	December 31, 2025
Acuity Eyecare Holdings, LLC	Delayed Draw Term Loan	$693
Apex Service Partners, LLC	Delayed Draw Term Loan	202
Apex Service Partners, LLC	Revolving Loan	187
Argano, LLC	Delayed Draw Term Loan	5,000
Arrow Borrower 2025, Inc.	Revolving Loan	582
Cerity Partners, LLC	Delayed Draw Term Loan	4,587
Cerity Partners, LLC	Revolving Loan	347
DataBricks, Inc.	Delayed Draw Term Loan s	3,942
Denali Intermediate Holdings, Inc.	Revolving Loan	157
DRS Holdings III, Inc.	Revolving Loan	268
Dwyer Instruments, LLC	Revolving Loan	389
Guardian Capital	Delayed Draw Term Loan	600
Integrity Marketing Acquisition, LLC	Revolving Loan	741
Minotaur Acquisition, Inc.	Revolving Loan	384
MRI Software, LLC	Revolving Loan	235
RKD Group LLC	Delayed Draw Term Loan	311
RKD Group LLC	Revolving Loan	178
U.S. Renal	Delayed Draw Term Loan	75
Mustang Express Holdco, LLC	Preferred Stock	8,100

Portfolio Company	Investment Type	December 31, 202 4
Apex Service Partners, LLC	Delayed Draw Term Loan	$540
Apex Service Partners, LLC	Revolving Loan	81
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw Term Loan	2,471
DataBricks, Inc.	Delayed Draw Term Loan	321
Dwyer Instruments, LLC	Delayed Draw Term Loan	505
Dwyer Instruments, LLC	Revolving Loan	606
Integrity Marketing Acquisition, LLC	Revolving Loan	741
MRI Software, LLC	Revolving Loan	277
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
9. Net Assets
Equity Issuance
For the year ended December 31, 2025, the Company’s authorized stock consists of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.
The Company did not hold a closing of the continuous Private Offering for the year ended December 31, 2025.
Distributions and Distribution Reinvestment
The following table summarizes distributions declared during the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 8, 2025	May 20, 2025	May 22, 2025	$0.12
August 7, 2025	August 20, 2025	August 22, 2025	$0.11
November 20, 2025	November 20, 2025	November 24, 2025	$0.19
The following table summarizes distributions declared and the shares distributed pursuant to the DRIP during the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share	Shares Reinvested
May 20, 2024	May 20, 2024	May 22, 2024	$0.14	—
August 20, 2024	August 20, 2024	August 22, 2024	$0.29	—
November 20, 2024	November 20, 2024	November 22, 2024	$0.08	—
December 18, 2024	December 18, 2024	December 19, 2024	$0.59	1,477,482
The following table summarizes distributions declared during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 22, 2023	May 22, 2023	May 24, 2023	$0.12
August 22, 2023	August 22, 2023	August 24, 2023	$0.19
November 17, 2023	November 17, 2023	November 21, 2023	$0.14
December 20, 2023	December 20, 2023	December 22, 2023	$0.54
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
On October 10, 2025, under the Company’s share repurchase program, the Company made a tender offer to purchase up to the amount of outstanding shares of Common Stock that can be repurchased with $30.0 million, which represented approximately 15% of the Company’s net asset value as of June 30, 2025. The tender offer was for cash at a price equal to the net asset value per share as of September 30, 2025. The tender offer expired at 4:00P.M., Eastern Time, on November 14, 2025. 2,883,319 shares of the Company were validly tendered and not withdrawn prior to the expiration of the offer. The Company accepted for purchase 100% of the Shares of the Company that were validly tendered and not withdrawn prior to the expiration of the offer.
On November 17, 2025, the Company repurchased 2,883,319 shares of Common Stock, par value $0.001 per share from PIMCO Capital Solutions US Feeder LP for $25.0 million at $8.67 per share based on net asset value per share as of September 30, 2025 in accordance with its tender offer to repurchase up to the amount of shares that could be repurchased with approximately $30.0 million.
On January 25, 2024, the Company repurchased 3.8 million shares of Common Stock, par value $0.001 per share, from PIMCO Capital Solutions US Feeder LP for $33.2 million at $8.78 per share in accordance with its tender offer to repurchase its own shares up to the amount of shares that could be repurchased with approximately $40.0 million.
The tender offer expired on January 25, 2024 and $33.2 million was paid to PIMCO Capital Solutions US Feeder LP on January 31, 2024. The Company did not repurchase any other Shares during the year ended December 31, 2024.
10. Earnings Per Share
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$6,571	$20,231	$13,376
Weighted average shares of common stock outstanding—basic and diluted	22,353,331	21,903,297	25,387,884
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.28	$0.92	$0.53
11. Federal Tax Matters
For the period from June 10, 2022 (date of inception) through July 31, 2022, the Company had taxable corporation status under the Code whereupon it was liable for and paid $263,690 in federal and state income tax.
As of August 1, 2022, the Company has elected to qualify as a RIC under Subchapter M of the Code and distribute substantially all of its net investment income to shareholders. Accordingly, no provision for U.S. income taxes has been made for the periods after such election. Certain investments are held through wholly owned taxable subsidiaries, which are subject to U.S. federal, state and foreign income taxes. All income tax expense reflected in the consolidated financial statements relates to these taxable subsidiaries.

The Company may be subject to foreign withholding taxes, including those imposed on realized capital gains. Any applicable foreign capital gains tax is accrued daily based upon net unrealized gains, and may be payable following the sale of any applicable investments. In accordance with U.S. GAAP, the Manager has reviewed the Company’s’ tax positions for all open tax years. As of December 31, 2025, 2024 and 2023, the Company has recorded no liability for net unrecognized tax benefits relating to uncertain income tax positions they have taken or expect to take in future tax returns.
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
As of December 31, 2025, 2024 and 2023, the components of distributable taxable earnings are as follows
†
:

PIMCO Capital Solutions BDC Corp.	Undistributed Ordinary Income (1)	Undistributed Long-Term Capital Gains	Net Tax Basis Unrealized Appreciation (Depreciation) (2)	Other Book-to-Tax Accounting Differences (3)	Accumulated Capital Losses (4)	Qualified Late-Year Loss Deferral – Capital (5)	Qualified Late-Year Loss Deferral – Ordinary (6)	Total Components of Distributable Earnings
December 31, 2025	$0	$0	$3,402	$(1,590)	$(44,199)	$0	$0	$(42,387)
December 31, 2024	$0	$0	$3,102	$(1,704)	$(33,324)	$0	$0	$(31,926)
December 31, 2023	$80	$0	$1,671	$(959)	$(32,512)	$0	$0	$(31,720)
The Company is permitted to carry forward any capital losses for an unlimited period. Additionally, such capital losses that are carried forward will retain their character as either short-term or long-term capital losses. For the years ended December 31, 2025, 2024 and 2023, the Company had the following post-effective capital losses with no expiration
†
:

PIMCO Capital Solutions BDC Corp.	Short-Term	Long-Term
December 31, 2025	$7,174	$37,025
December 31, 2024	$5,621	$27,703
December 31, 2023	$5,642	$26,870
As of December 31, 2025, 2024 and 2023, the aggregate cost and the net unrealized appreciation (depreciation) of investments for federal income tax purposes are as follows
†
:

PIMCO Capital Solutions BDC Corp.	Federal Tax Cost	Unrealized Appreciation	Unrealized (Depreciation)	Net Unrealized Appreciation (Depreciation) (7)
December 31, 2025	$186,110	$3,485	$(6,539)	$(3,054)
December 31, 2024	$229,257	$2,910	$(6,549)	$(3,639)
December 31, 2023	$224,758	$1,708	$(6,625)	$(4,917)
For the fiscal years ended December 31, 2025, 2024 and 2023, the Company made the following tax basis distributions
†
:

PIMCO Capital Solutions BDC Corp.	Ordinary Income Distributions (8)	Long-Term Capital Gain Distributions	Return of Capital (9)
December 31, 2025	$17,078	$0	$17,144
December 31, 2024	$20,726	$0	$0
December 31, 2023	$24,791	$0	$329
For the fiscal years ended December 31, 2025, 2024 and 2023, the Ordinary Income Distributions for federal tax purposes are as follows
†
:

PIMCO Capital Solutions BDC Corp.	Ordinary Income Distributions	Redemptions	Total Ordinary Income Distributions
December 31, 2025	$9,222	$7,856	$17,078
December 31, 2024	$0	$0	$0
December 31, 2023	$0	$0	$0

†	A zero balance may reflect actual amounts rounding to less than one thousand.
(1)	Includes undistributed short-term capital gains, if any.
(2)	Adjusted for open wash sale deferrals and for differences between book and tax unrealized gain/loss, if any.
(3)	Represents differences in income tax regulations and U.S. GAAP, mainly for organizational expenses.
(4)	Capital losses available to offset future net capital gains as shown below.
(5)	Capital losses realized during the years ended December 31, 2025, 2024 and 2023 which the Company elected to defer to the following taxable year pursuant to income tax regulations.
(6)	Specified losses realized during the years ended December 31, 2025, 2024 and 2023 which the Company elected to defer to the following taxable year pursuant to income tax regulations.

(7)	Primary differences, if any, between book and tax net unrealized appreciation (depreciation) on investments are attributable to wash sales, if applicable.
(8)	Includes short-term capital gains distributed, if any.
(9)
A portion of the distributions made represents a tax return of capital. Return of capital distributions have been reclassified from undistributed net investment income to paid-in
capital to more appropriately conform financial accounting to tax accounting.

12. Financial Highlights

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	June 10, 2022 (date of inception) to December 31, 2022
Per share data:
Net asset value, beginning of period	$8.71	$8.75	$9.21	$—
Net investment income (loss) (1)	0.77	0.87	0.96	0.43
Net realized and unrealized gain (loss) on investment transactions (2)	(0.43)	0.05	(0.43)	(0.77)
Net realized gain (loss) on debt extinguishment	(0.05)	—	—	—
Provision for taxes on unrealized appreciation/depreciation on investments	(0.01)	—	—	—

Net increase (decrease) in net assets from operations (1)	0.28	0.92	0.53	(0.34)
Impact of issuance of common stock	—	—	—	10.00
Distributions declared (1)(7)	(0.41)	(0.96)	(0.99)	(0.45)

Total increase (decrease) in net assets	(0.13)	(0.04)	(0.46)	9.21

Net asset value, end of period	$8.58	$8.71	$8.75	$9.21

Shares Outstanding, end of period	20,196,766	23,080,085	25,387,884	25,387,884
Total Return (3)	3.48%	10.94%	5.86%	(3.41)%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	4.10%	3.76%	2.13%	2.37%
Ratio of expenses to average net assets, net of waivers (4)(5)	2.84%	2.49%	0.88%	0.68%
Ratio of net investment income (loss) to average net assets (5)	8.81%	9.71%	10.28%	7.91%
Net Assets, end of period	$173,342	$200,993	$222,050	$233,795
Weighted average shares outstanding	22,353,331	21,903,297	25,387,884	22,911,164
Total capital commitments, end of period	$187,193	$216,026	$253,879	$253,879
Weighted average debt outstanding	42,161,755	8,356,783	—	—
Asset coverage ratio	600.70%	813.20%	—	—
Portfolio turnover rate (6)	48.88%	28.81%	41.86%	7.28%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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

(4)	Ratio of total expenses to average net assets is calculated using total operating expenses, excluding income tax expense over average net assets.
(5)	Average net assets are computed using the average balance of net assets at the end of each quarter of the reporting period.
(6)	Not annualized for period less than one year.
(7)	See Note 11 for the tax character of the distributable earnings.
13. Segment Reporting
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

14. Subsequent Events
Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. The Company has concluded that there are no other events requiring adjustment or disclosure in the consolidated financial statements except as discussed below.
On February 12, 2026, the Company’s board of directors declared a dividend of $0.17 per share, which was paid on February 17, 2026 to stockholders of record as of February 12, 2026.
Federal Income Tax Information (Unaudited)
As required by the Code and Treasury Regulations, if applicable, shareholders must be notified within 60 days of the Company’s fiscal year end regarding the status of qualified dividend income and the dividend received deduction.
Dividend Received Deduction
. Corporate shareholders are generally entitled to take the dividend received deduction on the portion of a fund’s dividend distribution that qualifies under tax law. The percentage of the Company’s fiscal 2025 ordinary income dividend that qualifies for the corporate dividend corporate dividend received deduction is set forth in the below table.
Qualified Dividend Income
. Under the Jobs and Growth Tax Relief Reconciliation Act of 2003, the percentage of ordinary dividends paid during the fiscal year ended December 31, 2025 that was reported as ‘‘qualified dividend income’’ as defined in the Jobs and Growth Tax Relief Reconciliation Act of 2003 subject to preferential tax rates in 2025 is set forth in the below table.
Qualified Interest Income and Qualified Short-Term Capital Gain (for
non-U.S.
resident shareholders only).
The ordinary dividends paid during the fiscal year ended December 31, 2025 set forth in the table below are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code, and therefore are reported as interest-related dividends, as defined in Section 871(k)(1)(C) of the Code. Further, the ordinary dividends paid during the fiscal year ended December 31, 2025 set forth in the table below are considered to be derived from “qualified short-term capital gain,” as defined in Section 871(k)(2)(D) of the Code, and therefore are reported as qualified short-term gain dividends, as defined by Section 871(k)(2)(C) of the Code.
Section
 163(j) Interest Dividends.
The Company intends to pass through the maximum amount allowable as Section 163(j) Interest defined in Proposed Treasury
Section 1.163(j)-1(b).
The 163(j) percentage of ordinary income distributions is set forth in the table below:

	Dividend Received Deduction %	Qualified Dividend Income %	Qualified Interest Income (000s) †	Qualified Short- Term Capital Gains (000s) †	163(j) Interest Dividends (000s) †
PIMCO Capital Solutions BDC Corp.	0%	0%	$16,740	$0	$0

†	A zero balance may reflect actual amounts rounding to less than one thousand.
Shareholders are advised to consult their own tax advisor with respect to the tax consequences of their investment in the Company. In January 2026, you will be advised on IRS Form
1099-DIV
as to the federal tax status of the dividends and distributions received by you in calendar year 2025.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board Purpose and Structure
The business and affairs of the Company are managed under the direction and oversight of the Board. The Board consists of five members, four of whom are Independent Directors. The Board appoints the officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly valuation of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities.
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

Board Meetings and Attendance
During 2025, including both regularly scheduled and special meetings, the Board met a total of four times, the Audit Oversight Committee met a total of four times, the Valuation Oversight Committee met a total of four times, and the Nominating and Corporate Governance Committee met a total of two times. During 2025, all Directors attended at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they served. The Company expects each director to make a diligent effort to attend all Board and committee meetings. The Company does not have a formal policy regarding director attendance at Board meetings or at annual meetings of stockholders.
Board of Directors and Executive Officers
Directors
The address for each director is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA, 92660.

Name	Birth Year	Position	Director Since	Class	Expiration of Term
Interested Directors
Rick LeBrun	1976	Interested Director	2022	II	2027

Independent Directors
Alan Alperin	1955	Independent Director	2025	I	2026
Kym M. Hubbard	1957	Independent Director	2025	II	2027
Debra W. Huddleston	1962	Independent Director	2022	III	2025
Anne K. Kratky	1961	Independent Director	2022	I	2026
Executive Officers who are not Directors
The address for each executive officer is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA, 92660.

Name	Birth Year	Position
John W. Lane	1969	President
Keisha Audain-Pressley	1975	Chief Compliance Officer
Ryan Leshaw	1980	Chief Legal Officer and Secretary
Crystal Porter	1982	Treasurer
Biographical Information
Directors
Interested Director
Rick LeBrun
Mr. LeBrun is a managing director and head of alternatives business management, located in the Newport Beach office. Previously, Mr. LeBrun was deputy general counsel, primarily responsible for the firm’s alternative funds and transactions. Prior to joining PIMCO in 2005, he was an associate with Ropes & Gray, focusing on investment management and private-equity-related matters. He has 23 years of legal experience and holds a J.D. from the University of Michigan Law School where he was admitted to the Order of the Coif. He received an undergraduate degree from Northwood University. He was admitted to the bar in Massachusetts and New York.
Independent Directors
Alan Alperin
Mr. Alperin was formerly Managing Director at Credit Suisse Group AG serving as Head of Fixed Income, Western Region (U.S.). He has over 30 years of experience in various sales and trading and finance roles and a prior 10 years in financial control roles. Mr. Alperin also has served as a Board member and committee chair (audit and compensation) for an aviation leasing company. He holds an MBA degree from NYU Stern School of Business and an undergraduate degree from State University of New York at Buffalo.

Kym M. Hubbard
Ms. Hubbard has prior financial, operations and management experience as the Global Head of Investments, Chief Investment Officer and Treasurer of a large accounting firm. She has extensive experience in the financial services industry including, buy side, sells, and management. Additionally, Ms. Hubbard has valuable experience from her service on the Board of Trustees of various trusts that make up the PIMCO Funds complex since 2017. She also sits on the Board of a private consulting firm, and was previously on the Board of State Auto Financial Corporation where she chaired the Investment Committee. Ms. Hubbard holds an undergraduate degree in Accounting from Bradley University.
Debra W. Huddleston
Ms. Huddleston is a senior financial services executive with over 30 years of experience at preeminent financial institutions including Credit Suisse, BlackRock and Perella Weinberg. She is currently a managing director in the investment banking group at Brean Capital. In addition to the Boards of PIMCO Flexible Real Estate Income Fund and PIMCO Capital Solutions BDC Corp., Ms. Huddleston sits on the boards of PIMCO Asset-Based Lending Company and the Community Development Trust. Previously, she was the chairman of the board of directors of National Cooperative Bank, served on the board of directors of Fieldpoint Private Bank, and was a member of the independent credit committee of Phoenix Financial’s U.S. real estate debt fund. Ms. Huddleston holds an MBA from the Wharton School of the University of Pennsylvania and received an undergraduate degree from Brown University.
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
funds, exchange traded funds,
closed-end
funds and interval funds. Ms. Audain-Pressley is a member of the leadership team for the investment advisory compliance program and oversees the U.S. registered funds compliance program. Prior to joining PIMCO in 2011, she was a senior vice president and senior compliance officer at Neuberger Berman Management. Previously, Ms. Audain-Pressley was a chief compliance officer in Lehman Brothers’ investment management division. In her prior roles, she was responsible for the compliance program of registered investment advisors that offered alternative investment products and served as a senior compliance officer for a registered investment advisor of open-end
mutual funds. She has 23 years of industry experience and holds a J.D. from the Syracuse University College of Law and a Master of Public Administration from the Maxwell School at Syracuse University. She also received an undergraduate degree from Syracuse University.
Ryan Leshaw
Mr. Leshaw is an executive vice president and senior counsel in the legal and compliance department in the Newport Beach office. He provides legal support primarily to PIMCO’s 1940 Act registered funds business. Prior to joining PIMCO in 2011, he was an associate in the investment management practice group at Willkie Farr & Gallagher LLP, focusing on registered funds. He has 18 years of legal experience and holds an undergraduate degree from Emory University and a J.D. from the University of San Diego School of Law. He is a member of the bar in the District of Columbia and California.

Crystal Porter
Ms. Porter is an executive vice president in the Newport Beach office, focusing on the financial accounting, reporting and operations for alternative funds. Prior to joining PIMCO in 2014, she was a senior manager in the investment management practice at PricewaterhouseCoopers, with a focus on hedge and private equity fund audits. She has 21 years of investment and financial services experience and holds an undergraduate degree in business economics with an emphasis in accounting from the University of California, Santa Barbara.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its Common Stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.
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
See
Part I. Item 1. Business
—
Advisory Agreement
and
Part III. Item 13.
Certain Relationships and Related Transactions
.
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

The table below sets forth the compensation received by each director from the Company for the year ended December 31, 2025 (amounts in thousands).

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation ($)
Interested Director
Rick LeBrun	—	—	—	—	—	—	—
Independent Directors
Alan Alperin	$56	—	—	—	—	—	$56
Kym M. Hubbard	$56	—	—	—	—	—	$56
Debra W. Huddleston	$85	—	—	—	—	—	$85
Anne K. Kratky	$85	—	—	—	—	—	$85

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 20, 2026, certain ownership information with respect to the Company’s Common Stock for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of the Company’s outstanding shares of Common Stock and all officers and directors, as a group. Unless otherwise indicated, the address for each director and executive officer is c/o PIMCO Capital Solutions BDC Corp., 650 Newport Center Drive, Newport Beach, CA, 92660.

Name and address	Type of ownership		Shares owned	Percentage
Interested Directors
Rick LeBrun	N/A		—	*
Independent Directors
Alan Alperin	N/A		—	*
Kym M. Hubbard	N/A		—	*
Debra W. Huddleston	N/A		—	*
Anne K. Kratky	N/A		—	*
Executive Officers
John W. Lane	N/A		—	*
Keisha Audain-Pressley	N/A		—	*
Ryan Leshaw	N/A		—	*
Crystal Porter	N/A		—	*
All Directors and Executive Officers as a Group (9 persons)	N/A		—	*
principal stockholders(1)
Pacific Investment Management Company LLC	Beneficial	(2)	20,196,766	100%

*	Represents less than 1.0%.
(1)	The address for each five percent stockholder is c/o Pacific Investment Management Company LLC, 650 Newport Center Drive, Newport Beach, CA, 92660.
(2)	PIMCO has sole voting power. The securities reported in the table above are held by certain funds and accounts for which PIMCO serves as investment manager:
(i)

PIMCO Tactical Opportunities Master Fund Ltd., which indirectly holds 10,751,409 shares of Common Stock and (ii) PIMCO Private Income Fund II LP, which indirectly holds 9,445,357 shares of Common Stock. The securities reported are directly held by PIMCO Capital Solutions US Feeder LP. All information is as of March 20, 2026.

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

Advisory Agreement

The Company entered into an Advisory Agreement. For the years ended December 31, 2025, 2024 and 2023, the Company incurred a management fee of $2.5 million, $2.5 million and $3.0 million, respectively, of which 100.0% was waived by the Advisor.

Conflicts of Interest

From time to time, potential and actual conflicts of interest may arise between an investment professional’s management of the investments of the Company, on the one hand, and the management of other accounts, on the other. Potential and actual conflicts of interest may also arise as a result of the Advisor’s other business activities and the Advisor’s possession of material non-public information about an issuer. Other accounts managed by an investment professional might have similar investment objectives or strategies as the Company or otherwise hold, purchase, or sell securities that are eligible to be held, purchased or sold by the Company. The other accounts might also have different investment objectives or strategies than the Company. Potential and actual conflicts of interest may also arise as a result of the Advisor serving as investment advisor to accounts that invest in the Company. In this case, such conflicts of interest could in theory give rise to incentives for the Advisor to, among other things, vote proxies or other consents of the Company in a manner beneficial to the investing account but detrimental to the Company. Conversely, the Advisor’s duties to the Company, as well as regulatory or other limitations applicable to the Company, may affect the courses of action available to the Advisor-advised accounts (including certain funds) that invest in the Company in a manner that is detrimental to such investing accounts. In addition, regulatory restrictions, actual or potential conflicts of interest or other considerations may cause the Advisor to restrict or prohibit participation in certain investments.

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

Administration Agreement

The Company entered into an Administration Agreement with PIMCO in its capacity as Administrator. Pacific Investment Management Company LLC also serves as the Company’s Advisor. For the years ended December 31, 2025, 2024 and 2023, the Company incurred an administration fee of $0.3 million, $0.3 million and $0.4 million, respectively.

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

Under the Administration Agreement, the Company pays an administration fee to PIMCO. PIMCO pays all expenses incurred by it in connection with its obligations under the Administration Agreement with respect to the Company, with the exception of certain expenses that are assumed by the Company. In addition, PIMCO is responsible for the following expenses: expenses of all routine audits by the Company’s independent public accountants (other than the Company’s liquidating audit, the expenses for which will be borne by the Company); expenses of the Company’s transfer agent, registrar, dividend disbursing agent, and recordkeeping agent; expenses and fees paid to agents and intermediaries for sub-transfer agency, sub-accounting and other Stockholder services on behalf of Stockholders (or share of a particular share class, if any) held through omnibus and networked, record Stockholder accounts (together, “Sub-Transfer Agency Expenses”), except where Sub-Transfer Agency Expenses are paid pursuant to a Rule 12b-1 or similar plan adopted by the Board of the Company; expenses of the Company’s custodial services, including any recordkeeping services provided by the custodian and bank service fees; expenses of obtaining quotations for calculating the value of the Company’s net assets from pricing services (but not including the cost of any third-party valuation agent engaged to assist in valuing the Company’s non-pricing service Level 3 assets); expenses of maintaining the Company’s tax records; certain expenses and fees, including legal fees, incident to the preparation, printing and distribution of the Company’s notices, press releases and reports to existing Stockholders; certain expenses associated with the preparation and filing of registration statements and updates thereto and reports with regulatory bodies; expenses associated with the maintenance of the Company’s existence and qualification to do business; expenses (including registration fees) of issuing, redeeming and repurchasing Common Stock; expenses associated with registering and qualifying for sale Common Stock with federal and state securities authorities following the initial registration of its Common Stock under the Securities Act (i.e., that are not organizational and offering expenses of the Company specified below) and following any registration of a new class of shares of the Company subsequent to its initial registration; and the expense of qualifying and listing existing Common Stock with any securities exchange or other trading system; the Company’s ordinary legal fees, including the legal fees that arise in the ordinary course of business for a Delaware corporation, that has elected to be regulated as a BDC, or that is listed for trading with a securities exchange or other trading system; and costs of printing certificates representing Common Stock of the Company, if any.

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

As of December 31, 2025, 2024 and 2023, the amount of Expense Payments for directors fees provided by the Advisor were $0.4 million, $0.2 million and $0.2 million, respectively. The following table reflects the Expense Payments that may be subject to reimbursement for directors fees pursuant to the Expense Agreement (amounts in thousands):

	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
For the Year Ended December 31, 2025	$451	$—	$451	December 31, 2025
For the Year Ended December 31, 2024	$170	$—	$170	December 31, 2025
For the Year Ended December 31, 2023	$245	$—	$245	December 31, 2025

Promoters and Certain Control Persons

The Advisor may be deemed a promoter of the Company. The Company has entered into the Advisory Agreement with the Advisor. The Advisor, for its services to the Company, is entitled to receive Management Fees.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP for professional services performed for the Company’s years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees	$278	$268	$260
Tax Compliance Fees	46	31	—

Total Fees	$324	$299	$260

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of the Company’s financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings.

Audit Related Fees. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 14. Principal Accountant Fees and Services—Audit Fees. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Oversight Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Advisor and any affiliates thereof that provide services to the Company, if such non-audit services are directly related to the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the years ended December 31, 2025, 2024 and 2023 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(a)	Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	By-Laws

4.1(4)	Description of Securities

10.1(1)	Form of Investment Advisory Agreement

10.2(1)	Form of Administration Agreement

10.3(1)	Form of Expense Support and Conditional Reimbursement Agreement

10.4(1)	Form of Custody Agreement

10.5(1)	Dividend Reinvestment Plan

10.6(1)	Form of Fee Waiver Agreement

10.7(1)	Form of Transfer Agreement, dated June 29, 2022

10.8(1)	Form of Transfer Agreement, dated June 30, 2022

10.9(3)	Loan and Servicing Agreement among Topaz CS LLC, as Holdings, Amber CS LLC, as the Borrower, Opal CS LLC, Quartz CS LLC, and the other Subsidiary Guarantors from time to time party hereto, as the Subsidiary Guarantors, Massachusetts Mutual Life Insurance Company and MassMutual Ascend Life Insurance Company, each as an Initial Lender, the other Lenders from time to time party hereto, Massachusetts Mutual Life Insurance Company, as the Administrative Agent, Amber CS LLC, as the Portfolio Asset Servicer, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, and Massachusetts Mutual Life Insurance Company as the Collateral Custodian, dated as of June 19, 2023.

14.1(2)	Code of Ethics of Registrant

14.2(2)	Code of Ethics of Pacific Investment Management Company LLC

19.1(2)	Insider Trading Policy (included in the Code of Ethics of the Registrant and Pacific Investment Management Company LLC)

21.1*	Subsidiaries

24.1(2)	Power of Attorney for John W. Lane

24.2(2)	Power of Attorney for Crystal Porter

24.3*	Power of Attorney for Richard R. LeBrun, Jr.

24.4*	Power of Attorney for Debra W. Huddleston, included in Exhibit 24.3

24.5*	Power of Attorney for Anne K. Kratky, included in Exhibit 24.3

24.6*	Power of Attorney for Alan Alperin, included in Exhibit 24.3

24.7*	Power of Attorney for Kym M. Hubbard, included in Exhibit 24.3

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56438), filed on July 11, 2022 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Company’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Company’s Form 8-K filed on June 22, 2023 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Company’s Form 10-K filed on March 13, 2024 and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2026	PIMCO CAPITAL SOLUTIONS BDC CORP.

	By:	/s/ John W. Lane*
John W. Lane
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2026	By:	/s/ John W. Lane*
John W. Lane
President

Date: March 24, 2026	By:	/s/ Crystal Porter*
Crystal Porter
Treasurer

Date: March 24, 2026	By:	/s/ Rick LeBrun**
Rick LeBrun
Director

Date: March 24, 2026	By:	/s/Alan Alperin**
Alan Alperin
Director

Date: March 24, 2026	By:	/s/ Kym M. Hubbard**
Kym M. Hubbard
Director

Date: March 24, 2026	By:	/s/ Debra W. Huddleston**
Debra W. Huddleston
Director

Date: March 24, 2026	By:	/s/ Anne K. Kratky**
Anne K. Kratky
Director

	*By:	/s/ William J. Bielefeld
William J. Bielefeld
as attorney-in-fact

*	Pursuant to power of attorney previously filed as an exhibit to the Company’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.
**	Pursuant to power of attorney filed herewith.