Form 10-Q
period 2026-03-31
PIMCO Capital Solutions BDC Corp.
filed 2026-05-14
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).  Yes ☐ No ☒
The issuer had 20,196,766 shares of common stock, $0.001 par value per share, outstanding as of May 1
4
, 2026.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost of $210,328 and $186,110, respectively)	$203,856	$183,056
Financial derivative instruments
Over the counter	80	—
Cash	852	795
Restricted cash	1,820	15,337
Foreign currency, at value (cost of $372 and $317, respectively)	374	325
Interest receivable	1,115	1,451
Receivable for paydowns and sales of investments	999	11,096
Deferred financing costs	674	701

Total Assets	$209,770	$212,761

Liabilities
Debt	35,132	34,620
Financial derivative instruments
Over the counter	5	42
Payable for investments purchased	973	1,283
Interest payable	135	435
Accrued administration fee	63	66
Organizational costs payable to Advisor	1,109	1,109
Offering costs payable to Advisor	20	20
Directors fee reimbursement to Advisor	531	395
Accrued legal fee	554	522
Accrued commitment fee	97	105
Other liabilities	884	822

Total Liabilities	$39,503	$39,419

Commitments & Contingencies (Note 8)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 20,196,766 and 20,196,766 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$20	$20
Paid-in-capital in excess of par	215,709	215,709
Distributable earnings (loss)	(45,462)	(42,387)

Total Net Assets	$170,267	$173,342

Total Liabilities and Net Assets	$209,770	$212,761

Net asset value per share	$8.43	$8.58

See accompanying notes to consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$3,781	$3,292
Payment in-kind interest	897	2,935
Other income	7	16

Total investment income	$4,685	$6,243

Expenses
Management fee	$529	$622
Directors fee	136	43
Administration fee	63	75
Interest expense	564	1,026
Franchise tax expense	50	50
Legal expenses	32	72
Other expenses	96	34

Total expenses	$1,470	$1,922
Less: Waivers (Note 3)	(529)	(622)

Net expenses	941	1,300
Net investment income (loss) before taxes	$3,744	$4,943

Income tax expense	$9	$—

Net investment income (loss) after taxes	$3,735	$4,943

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	1	(285)
Over the counter financial derivative instruments	(55)	19
Foreign currency	—	1

Total net realized gain (loss)	(54)	(265)

Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(3,418)	(1,690)
Over the counter financial derivative instruments	117	(111)
Foreign currency	(5)	—

Total change in unrealized appreciation (depreciation)	(3,306)	(1,801)

Net realized and unrealized gains (losses)	(3,360)	(2,066)

Net Increase (Decrease) in Net Assets Resulting from Operations	$375	$2,877

Weighted average shares outstanding (basic and diluted)	20,196,766	23,080,085
Net Investment income (loss) after taxes per share (basic and diluted)	$0.19	$0.21
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.02	$0.12
See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income after taxes	$3,735	$4,943
Net realized gain (loss)	(54)	(265)
Net change in unrealized appreciation (depreciation)	(3,306)	(1,801)

Net Increase (Decrease) in Net Assets Resulting from Operations	$375	$2,877

Distributions to stockholders from:
Distributable earnings	(3,450)	—

Total distributions to stockholders	(3,450)	—

Total Increase (Decrease) in Net Assets	$(3,075)	$2,877

Net Assets
Beginning of period	$173,342	$200,993

End of period	$170,267	$203,870

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$375	$2,877
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(40,836)	(24,857)
Proceeds from sales of long-term securities	17,376	4,930
Sales (Purchases) of short-term portfolio investments, net	778	(1,141)
Net change in unrealized (appreciation) depreciation on investments	3,418	1,690
Net change in unrealized (appreciation) depreciation on over the counter financial derivative instruments	(117)	111
Net realized (gain) loss on investments	(1)	285
Payment in-kind interest	(897)	(2,935)
Net (accretion) on investments	(642)	(489)
Paydown (gain)	4	(3)
Amortization of deferred financing costs	27	67
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	336	185
(Increase) decrease in paydown receivable and sales of investments	10,097	5,045
Increase (decrease) in interest payable	(300)	(113)
Increase (decrease) in accrued administration fee	(3)	—
Increase (decrease) in payable for investments purchased	(310)	3,861
Increase (decrease) in directors fee reimbursement to Advisor	136	42
Increase (decrease) in accrued legal fee	32	72
Increase (decrease) in accrued commitment fee	(8)	(16)
Increase (decrease) in other liabilities	62	80

Net cash provided by (used for) operating activities	$(10,473)	$(10,309)

Cash Flows From Financing Activities:
Proceeds from debt	$4,446	$15,276
Repayment of debt	(3,934)	—
Distributions paid	(3,450)	—

Net cash provided by (used for) financing activities	$(2,938)	$15,276

Net increase (decrease) in cash, restricted cash and foreign currency	(13,411)	4,967

Cash, restricted cash and foreign currency, beginning of period	16,457	2,196

Cash, restricted cash and foreign currency, end of period	$3,046	$7,163

Supplemental and Cash Flow Information:
Interest paid during the period	$837	$998
Tax expenses paid during the period	$40	$161

Supplemental and Non-Cash Information:
Exchange of investments	—	14,428

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (2)	Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Chemicals
Puris LLC Term Loan (4)(5)	SOFR + 5.750%	9.451%	06/30/2031	5,805	5,745	5,610	3.29%

Total Chemicals					5,745	5,610	3.29%
Consumer Products
DRS Holdings III, Inc. (4)(5)	SOFR + 5.250%	8.918%	11/01/2028	4,461	4,468	4,477	2.63%

Total Consumer Products					4,468	4,477	2.63%
Consumer Services
Argano, LLC Delayed Draw Term Loan (4)(5)(6)	SOFR + 5.500%	9.168%	09/13/2029	5,000	856	856	0.50%
RKD Group Term Loan (4)(5)	SOFR + 5.500%	9.152%	05/19/2031	2,294	2,284	2,265	1.33%

Total Consumer Services					3,140	3,121	1.83%
Diversified Manufacturing
TK Elevator Midco GmbH Facility B Loan (5)(7)(8)	SOFR + 2.750%	6.377%	04/30/2030	2,438	2,438	2,446	1.44%

Total Diversified Manufacturing					2,438	2,446	1.44%
Entertainment
SubCalidora 2 S.a r.l. Term Loan (4)(7)(9)	EURIBOR + 5.750%	7.769%	08/14/2029	2,384	2,551	2,694	1.58%

Total Entertainment					2,551	2,694	1.58%
Financial Other
Asurion, LLC B-12 Term Loan (5)	SOFR + 4.250%	7.918%	09/19/2030	4,936	4,894	4,892	2.87%
Cerity Partners Equity Holding LLC Initial Revolving Loan (6)	SOFR + 4.500%	8.168%	07/28/2031	413	164	148	0.09%
Minotaur Acquisition, Inc. Delayed Draw A Term Loan (4)(5)	SOFR + 5.000%	8.668%	06/03/2030	637	636	635	0.37%
Minotaur Acquisition, Inc. Delayed Draw B Term Loan (4)(5)	SOFR + 5.000%	8.668%	06/03/2030	558	557	556	0.33%
Minotaur Acquisition, Inc. Term B Loan (4)(5)	SOFR + 5.000%	8.668%	06/03/2030	3,241	3,235	3,233	1.90%

Total Financial Other					9,486	9,464	5.56%
Food and Beverage
Golden State Foods, LLC Term Loan	SOFR + 3.500%	7.200%	12/04/2031	99	98	99	0.06%

Total Food and Beverage					98	99	0.06%
Gaming
Strategic Gaming Term Loan (4)(5)	SOFR + 7.000%	10.673%	10/15/2030	5,000	4,861	5,100	3.00%

Total Gaming					4,861	5,100	3.00%
Healthcare
Acuity Eyecare Holdings, LLC Delayed Draw Term Loan (4)(5)	SOFR + 5.900%	9.600%	03/27/2027	4,988	4,988	4,928	2.89%
Paradigm Parent, LLC Initial Term Loan (5)	SOFR + 4.500%	8.200%	04/16/2032	2,000	1,815	1,660	0.98%
U.S. Renal Care, Inc. Closing Date Term Loan (5)	SOFR + 5.114%	8.782%	06/28/2028	1,555	1,179	1,469	0.86%
U.S. Renal Care, Inc. Delayed Draw Term Loan (4)(5)	SOFR + 6.000%	9.673%	09/25/2030	75	74	76	0.04%
U.S. Renal Care, Inc. Term Loan (4)(5)	SOFR + 6.000%	9.673%	09/25/2030	600	589	611	0.36%

Total Healthcare					8,645	8,744	5.13%
Industrial Other
Apex Service Partners, LLC Initial Delayed Term Loan (4)	SOFR + 5.000%	8.673%	10/24/2030	755	749	750	0.44%
Apex Service Partners, LLC Delayed Term Loan (4)	SOFR + 5.000%	8.700%	10/24/2030	753	750	748	0.44%
Apex Service Partners, LLC Second Amendment Delayed Term Loan (4)	SOFR + 5.000%	8.700%	10/24/2030	644	644	640	0.38%
Apex Service Partners, LLC Revolving Credit Loan (4)(6)	SOFR + 5.000%	8.700%	10/24/2029	253	116	116	0.07%
Apex Service Partners, LLC Term Loan (4)	SOFR + 5.000%	8.673%	10/24/2030	3,172	3,149	3,152	1.85%
Apex Service Partners, LLC Second Amendment Term Loan (4)	SOFR + 5.000%	8.667%	10/24/2030	219	217	218	0.13%
Guardian Capital Term Loan (4)	SOFR + 5.500%	9.121%	08/30/2032	4,400	4,360	4,360	2.56%
Stepstone Group Midco 2 GmbH Term Loan (5)(8)	SOFR + 4.500%	8.199%	12/19/2031	2,481	2,478	2,184	1.28%

Total Industrial Other					12,463	12,168	7.15%
Insurance Life
Integrity Marketing Acquisition, LLC Incremental Term Loan (4)	SOFR + 5.000%	8.673%	08/25/2028	9,035	9,066	9,035	5.31%

Total Insurance Life					9,066	9,035	5.31%
IT Services
Alorica, Inc. Term Loan (4)(5)	SOFR + 6.875%	10.543%	12/21/2027	11,190	11,143	11,190	6.57%

Total IT Services					11,143	11,190	6.57%
See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (2)	Interest Rate (3)		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (5)	SOFR + 3.175%	6.843%		04/13/2029	1,819	$1,777	$1,740	1.02%

Total Packaging						1,777	1,740	1.02%
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (5)	SOFR + 4.100%	7.800%		10/01/2027	2,186	2,179	2,127	1.25%

Total Pharmaceuticals						2,179	2,127	1.25%
Retailers
LBM Acquisition, LLC Incremental Term Loan (5)	SOFR + 3.850%	7.525%		06/06/2031	2,178	1,885	1,757	1.03%

Total Retailers						1,885	1,757	1.03%
Technology
Arctic Wolf Networks, Inc. Term Loan (4)(5)	SOFR + 5.750%	9.417%		02/04/2030	4,000	3,939	3,847	2.26%
Arrow Borrower 2025, Inc. Term Loan (4)	SOFR + 4.250%	7.950%		10/15/2032	4,267	4,247	4,214	2.47%
Caldera Medical Term Loan (4)(5)	SOFR + 7.000%	10.639%		01/30/2030	4,950	4,876	4,834	2.84%
CoreWeave Compute Acquisition Co. IV, LLC Initial Term Loan (4)(5)	SOFR + 6.000%	9.700%		05/16/2029	2,911	2,911	3,000	1.76%
Cotiviti, Inc. Initial Term Loan (5)	SOFR + 2.750%	6.418%		05/01/2031	4,913	4,913	4,538	2.67%
Cotiviti, Inc. Initial Term Loan (5)	SOFR + 2.750%	6.418%		03/26/2032	1,787	1,771	1,649	0.97%
DataBricks, Inc. Term Loan (5)	SOFR + 4.500%	8.171%		01/05/2032	1,450	1,445	1,425	0.84%
Denali Intermediate Holdings, Inc. Term Loan (4)(5)	SOFR + 5.500%	9.176%		08/26/2032	1,569	1,555	1,538	0.90%
DwyerOmega Revolving Credit Loan (6)	SOFR + 4.750%	8.450%		07/20/2029	606	270	271	0.16%
DwyerOmega Revolving Delayed Draw Term Loan (4)(5)	SOFR + 4.750%	8.450%		07/20/2029	503	503	503	0.30%
DwyerOmega Term Loan (4)(5)	SOFR + 4.750%	8.450%		07/20/2029	3,840	3,813	3,840	2.25%
MH Sub I, LLC Term Loan (5)	SOFR + 4.250%	7.918%		05/03/2028	1,455	1,413	1,255	0.74%
MH Sub I, LLC Term Loan (5)	SOFR + 4.250%	7.918%		12/31/2031	985	961	661	0.39%
MRI Software, LLC Revolving Credit Loan (4)(6)	SOFR + 4.750%	8.450%		02/10/2028	294	73	73	0.04%
MRI Software, LLC Term Loan	SOFR + 4.750%	8.450%		02/10/2028	4,633	4,626	4,616	2.71%
Newfold Digital Holdings Group, Inc. Initial Tranche A Term Loan (5)(10)	SOFR + 3.600%	7.269%		04/30/2029	4,779	4,830	3,522	2.07%
Newfold Digital Holdings Group, Inc. New Money Tranche A Term Loan (4)(5)(10)	SOFR + 5.750%	9.419%		04/30/2029	288	278	219	0.13%
Polaris Newco, LLC Dollar Term Loan (5)	SOFR + 4.261%	7.928%		06/02/2028	2,345	2,310	2,070	1.22%
Renaissance Holding Corp. Initial Term Loan	SOFR + 4.000%	7.667%		04/05/2030	4,912	4,912	3,532	2.07%

Total Technology						49,646	45,607	26.79%

Total First Lien Senior Secured						129,591	125,379	73.64%

Second Lien Senior Secured
Chemicals
K2 Pure Solutions Nocal Holding 2L Term Loan (4)(11)	N/A	17.000 (7.000	% % PIK)	01/30/2029	6,123	5,838	6,174	3.63%

Total Chemicals						5,838	6,174	3.63%
Technology
Mavenir Systems, Inc. 2L Term Loan (4)(7)	N/A	12.000	% PIK	07/26/2030	561	363	219	0.13%
Newfold Digital Holdings Group, Inc. Initial Tranche B Term Loan (10)	SOFR + 3.600%	7.269%		04/30/2029	982	993	324	0.19%

Total Technology						1,356	543	0.32%

Total Second Lien Senior Secured						7,194	6,717	3.95%

Senior Unsecured
Technology
GCOM (4)(11)	N/A	17.000	% PIK	02/16/2029	19,424	17,562	17,155	10.07%

Total Technology						17,562	17,155	10.07%

Total Senior Unsecured						17,562	17,155	10.07%

Total Debt Investments						154,347	149,251	87.66%

Common Stock
Chemicals
K2 Propco Class S Units (4)(11)(12)	N/A	N/A		N/A	113	36	118	0.07%
K2 Pure Solutions Class S Units (4)(11)(12)	N/A	N/A		N/A	897	285	941	0.55%

Total Chemicals						321	1,059	0.62%
Retailers
West Marine/Rising Tide Holdings, Inc. (4)(12)	N/A	N/A		N/A	25,000	359	158	0.09%

Total Retailers						359	158	0.09%

Total Common Stock						680	1,217	0.71%

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (2)	Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Preferred Stock
Energy
Mustang Express, Series A (4)(6)(12)	N/A	N/A	N/A	3,106	$3,269	$3,316	1.95%
Venture Global, Inc. (12)	N/A	N/A	N/A	2,300,000	2,011	2,294	1.35%

Total Preferred Stock					5,280	5,610	3.30%

Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (4)(12)	N/A	N/A	09/08/2028	47,166	—	—	—

Total Retailers					—	— `	—
Technology
GCOM (4)(11)(12)	N/A	N/A	08/11/2033	2,491,250	2,491	252	0.15%

Total Technology					2,491	252	0.15%

Total Warrants					2,491	252	0.15%

Short-Term Investments
U.S. Government Agencies
Federal Home Loan Bank Discount Note	N/A	3.580%	04/01/2026	200	200	200	0.12%
Federal Home Loan Bank Discount Note	N/A	3.583%	04/08/2026	6,300	6,296	6,295	3.70%
Federal Home Loan Bank Discount Note	N/A	3.586%	04/17/2026	8,000	7,987	7,987	4.69%
Federal Home Loan Bank Discount Note	N/A	3.588%	04/22/2026	10,900	10,877	10,876	6.39%
Federal Home Loan Bank Discount Note	N/A	3.611%	05/01/2026	700	698	698	0.41%
Federal Home Loan Bank Discount Note	N/A	3.614%	05/08/2026	5,600	5,579	5,579	3.28%
Federal Home Loan Bank Discount Note	N/A	3.616%	05/15/2026	1,700	1,692	1,692	0.99%
Federal Home Loan Bank Discount Note	N/A	3.621%	05/27/2026	600	597	597	0.35%
Federal Home Loan Bank Discount Note	N/A	3.619%	06/05/2026	100	99	99	0.06%
Federal Home Loan Bank Discount Note	N/A	3.625%	06/22/2026	600	595	595	0.35%
Federal Home Loan Bank Discount Note	N/A	3.626%	06/24/2026	300	298	297	0.17%
Federal Home Loan Bank Discount Note	N/A	3.633%	07/29/2026	3,400	3,360	3,359	1.97%
Federal Home Loan Bank Discount Note	N/A	3.637%	08/21/2026	500	493	493	0.29%

Total U.S. Government Agencies					38,771	38,767	22.77%
U.S. Treasury Bills
U.S. Treasury Bill	N/A	1.796%	04/02/2026	100	100	100	0.06%
U.S. Treasury Bill	N/A	3.092%	04/07/2026	100	100	100	0.06%
U.S. Treasury Bill	N/A	3.369%	04/14/2026	1,300	1,298	1,298	0.76%
U.S. Treasury Bill	N/A	3.460%	04/21/2026	1,600	1,597	1,597	0.94%
U.S. Treasury Bill	N/A	3.479%	04/23/2026	300	299	299	0.17%
U.S. Treasury Bill	N/A	3.495%	04/28/2026	200	199	199	0.12%
U.S. Treasury Bill	N/A	3.512%	04/30/2026	700	698	698	0.41%
U.S. Treasury Bill	N/A	3.559%	05/07/2026	900	897	897	0.52%
U.S. Treasury Bill	N/A	3.552%	05/12/2026	100	100	100	0.06%
U.S. Treasury Bill	N/A	3.573%	05/19/2026	600	597	597	0.35%
U.S. Treasury Bill	N/A	3.568%	05/21/2026	100	100	100	0.06%
U.S. Treasury Bill	N/A	3.585%	05/26/2026	600	597	597	0.35%
U.S. Treasury Bill	N/A	3.572%	06/18/2026	100	99	99	0.06%
U.S. Treasury Bill	N/A	3.562%	06/23/2026	100	99	99	0.06%
U.S. Treasury Bill	N/A	3.572%	06/25/2026	600	595	595	0.35%
U.S. Treasury Bill	N/A	3.585%	06/30/2026	100	99	99	0.06%
U.S. Treasury Bill	N/A	3.610%	07/21/2026	500	494	494	0.29%
U.S. Treasury Bill	N/A	3.600%	07/23/2026	100	99	99	0.06%
U.S. Treasury Bill	N/A	3.604%	07/30/2026	700	692	692	0.40%

Total U.S. Treasury Bills					8,759	8,759	5.14%

Total Short-Term Investments					47,530	47,526	27.91%

Total Non-Controlled, Non-Affiliated Investments					$210,328	$203,856	119.73%

Total Investments					$210,328	$203,856	119.73%

(1)	All investments are U.S. domiciled, unless otherwise indicated.
(2)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”) or Euro Interbank Offered Rate (“EURIBOR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of March 31, 2026, the reference rates for the floating rate loans were the 1 Month SOFR of 3.65%, 3 Month SOFR of 3.68%, 6 Month SOFR of 3.86%, 1 Month EURIBOR of 1.89%, 3 Month EURIBOR of 2.08% and 6 Month EURIBOR of 2.48%.

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

(3)	Interest rates on short-term investments are annualized.
(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Consolidated Financial Statements.
(5)	Pledged as collateral against the credit facility. See Note 4. Borrowings in the Notes to Consolidated Financial Statements for additional information.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. Please refer to Note 8. Commitments & Contingencies for additional details.
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, total non-qualifying assets at fair value represented 3.1% of the Company’s total net assets calculated in accordance with the 1940 Act.

(8)	Investment is Germany domiciled.
(9)	Investment is Spain domiciled.
(10)
Investment is structured as a unitranche loan in which the Company has a portion of the “last-out” tranche of the loan, whereby the “first-out” tranche will have priority as to the “last-out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(11)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.

(12)	Non-income producing security.
ADDITIONAL INFORMATION
Foreign currency forward contracts (amounts in thousands):

Counterparty	Currency Purchased		Currency Sold		Settlement	Unrealized Appreciation (Depreciation)
Societe Generale	USD	3,175	EUR	2,682	4/2/2026	$75
Societe Generale	EUR	2,682	USD	3,095	4/2/2026	5
Societe Generale	USD	3,100	EUR	2,682	5/4/2026	(5)

Total foreign forward currency contracts						$75

EUR Euro
USD U.S. Dollar
See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2025
(Amounts in thousands, except share amounts)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Chemicals
Puris LLC Term Loan (3)(7)	SOFR + 5.750%	9.436%	06/30/2031	5,820	5,756	5,491	3.17%

Total Chemicals					5,756	5,491	3.17%
Consumer Products
DRS Holdings III, Inc. (3)(7)	SOFR + 5.250%	8.966%	11/01/2028	4,497	4,505	4,515	2.60%

Total Consumer Products					4,505	4,515	2.60%
Consumer Services
RKD Group Term Loan (3)(7)	SOFR + 5.500%	9.378%	05/19/2031	2,300	2,289	2,270	1.31%

Total Consumer Services					2,289	2,270	1.31%
Diversified Manufacturing
TK Elevator Midco GmbH Facility B Loan (2)(7)(10)	SOFR + 2.750%	6.947%	04/30/2030	2,444	2,444	2,462	1.42%

Total Diversified Manufacturing					2,444	2,462	1.42%
Entertainment
SubCalidora 2 S.a r.l. Term Loan (2)(3)(11)	EURIBOR + 5.750%	7.750%	08/14/2029	2,384	2,545	2,816	1.62%

Total Entertainment					2,545	2,816	1.62%
Financial Other
Asurion, LLC B-12 Term Loan (7)	SOFR + 4.250%	7.966%	09/19/2030	4,948	4,903	4,955	2.86%
Cerity Partners Equity Holding LLC Initial Revolving Loan (3)(9)	SOFR + 4.500%	8.172%	07/28/2031	413	66	65	0.04%
Minotaur Acquisition, Inc. Delayed Draw A Term Loan (3)(7)	SOFR + 5.000%	8.716%	06/03/2030	637	636	636	0.37%
Minotaur Acquisition, Inc. Delayed Draw B Term Loan (3)(7)	SOFR + 5.000%	8.716%	06/03/2030	564	562	562	0.32%
Minotaur Acquisition, Inc. Term B Loan (3)(7)	SOFR + 5.000%	8.716%	06/03/2030	3,249	3,241	3,241	1.87%

Total Financial Other					9,408	9,459	5.46%
Food and Beverage
Golden State Foods, LLC Term Loan	SOFR + 4.000%	7.672%	12/04/2031	99	98	99	0.06%

Total Food and Beverage					98	99	0.06%
Gaming
Strategic Gaming Term Loan (3)	SOFR + 7.000%	10.905%	10/15/2030	5,000	4,855	4,942	2.85%

Total Gaming					4,855	4,942	2.85%
Healthcare
Acuity Eyecare Holdings, LLC Delayed Draw Term Loan (3)(9)	SOFR + 5.900%	9.572%	03/27/2027	4,999	4,306	4,248	2.45%
Paradigm Parent, LLC Initial Term Loan (7)	SOFR + 4.500%	8.172%	04/16/2032	2,005	1,813	1,771	1.02%
U.S. Renal Care, Inc. Closing Date Term Loan	SOFR + 5.114%	8.831%	06/28/2028	1,559	1,150	1,472	0.85%
U.S. Renal Care, Inc. Term Loan (3)(7)	SOFR + 6.000%	9.933%	09/25/2030	600	588	588	0.34%

Total Healthcare					7,857	8,079	4.66%
Industrial Other
Apex Service Partners, LLC Initial Delayed Term Loan (3)	SOFR + 5.000%	8.822%	10/24/2030	757	751	760	0.44%
Apex Service Partners, LLC Delayed Term Loan (3)	SOFR + 5.000%	8.822%	10/24/2030	755	752	758	0.44%
Apex Service Partners, LLC Second Amendment Delayed Term Loan (3)(9)	SOFR + 5.000%	8.854%	10/24/2030	645	443	445	0.26%
Apex Service Partners, LLC Revolving Credit Loan (3)(9)	SOFR + 5.000%	8.672%	10/24/2029	253	67	67	0.04%
Apex Service Partners, LLC Term Loan (3)	SOFR + 5.000%	8.822%	10/24/2030	3,180	3,155	3,193	1.84%
Apex Service Partners, LLC Second Amendment Term Loan (3)	SOFR + 5.000%	8.840%	10/24/2030	220	217	220	0.13%
Guardian Capital Term Loan (3)	SOFR + 5.500%	9.517%	08/14/2032	4,400	4,359	4,366	2.52%
Stepstone Group Midco 2 GmbH Term Loan (7)(10)	SOFR + 4.500%	8.199%	12/19/2031	2,488	2,483	2,334	1.35%

Total Industrial Other					12,227	12,143	7.02%
Insurance Life
Integrity Marketing Acquisition, LLC Incremental Term Loan (3)	SOFR + 5.000%	8.822%	08/25/2028	9,058	9,081	9,058	5.23%

Total Insurance Life					9,081	9,058	5.23%
IT Services
Alorica, Inc. Term Loan (3)(7)	SOFR + 6.875%	10.591%	12/21/2027	11,252	11,195	11,252	6.49%

Total IT Services					11,195	11,252	6.49%
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (7)	SOFR + 3.175%	6.891%	04/13/2029	1,819	1,774	1,823	1.05%

Total Packaging					1,774	1,823	1.05%
See accompanying notes to consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2025
(Amounts in thousands, except share amounts)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (7)	SOFR + 4.100%	7.772%	10/01/2027	2,192	$2,183	$2,157	1.24%

Total Pharmaceuticals					2,183	2,157	1.24%
Retailers
LBM Acquisition, LLC Incremental Term Loan (7)	SOFR + 3.850%	7.584%	06/06/2031	2,183	1,879	2,054	1.18%

Total Retailers					1,879	2,054	1.18%
Technology
Arctic Wolf Networks, Inc. Term Loan (3)(7)	SOFR + 5.750%	10.058%	02/04/2030	4,000	3,934	3,896	2.25%
Arrow Borrower 2025, Inc. Term Loan (3)	SOFR + 4.250%	8.155%	10/15/2032	4,267	4,245	4,247	2.45%
Caldera Medical Term Loan (3)(7)	SOFR + 7.000%	10.927%	01/30/2030	4,963	4,883	4,805	2.77%
CoreWeave Compute Acquisition Co. IV, LLC Initial Term Loan (3)	SOFR + 6.000%	10.002%	05/16/2029	3,314	3,314	3,426	1.98%
Cotiviti, Inc. Initial Term Loan (7)	SOFR + 2.750%	6.623%	05/01/2031	4,925	4,926	4,745	2.74%
Cotiviti, Inc. Initial Term Loan (7)	SOFR + 2.750%	6.623%	03/26/2032	1,791	1,774	1,724	0.99%
DataBricks, Inc. Term Loan	SOFR + 4.500%	8.272%	01/03/2031	1,450	1,445	1,476	0.85%
Denali Intermediate Holdings, Inc. Term Loan (3)(7)	SOFR + 5.500%	9.227%	08/26/2032	1,573	1,557	1,557	0.90%
DwyerOmega Revolving Credit Loan (9)	SOFR + 4.750%	8.439%	07/20/2029	606	217	228	0.13%
DwyerOmega Revolving Delayed Draw Term Loan (3)	SOFR + 4.750%	8.527%	08/28/2029	504	504	504	0.29%
DwyerOmega Term Loan (3)(7)	SOFR + 4.750%	8.752%	08/28/2029	3,850	3,819	3,850	2.22%
MH Sub I, LLC Term Loan (7)	SOFR + 4.250%	7.966%	05/03/2028	1,459	1,417	1,361	0.79%
MH Sub I, LLC Term Loan (7)	SOFR + 4.250%	7.966%	12/31/2031	987	962	850	0.49%
MRI Software, LLC Revolving Credit Loan (3)(9)	SOFR + 4.750%	8.436%	02/10/2028	59	58	59	0.03%
MRI Software, LLC Term Loan (3)	SOFR + 4.750%	8.422%	02/10/2028	4,645	4,638	4,645	2.68%
Newfold Digital Holdings Group, Inc. Initial Tranche A Term Loan (7)(12)	SOFR + 3.600%	7.384%	04/30/2029	5,582	5,644	4,682	2.70%
Newfold Digital Holdings Group, Inc. New Money Tranche A Term Loan (7)(12)	SOFR + 5.750%	9.534%	04/30/2029	333	321	314	0.18%
Polaris Newco, LLC Dollar Term Loan (7)	SOFR + 4.261%	7.852%	06/02/2028	2,351	2,312	2,272	1.31%
Renaissance Holding Corp. Initial Term Loan	SOFR + 4.000%	7.716%	04/05/2030	4,925	4,925	4,315	2.49%

Total Technology					50,895	48,956	28.24%

Total First Lien Senior Secured					128,991	127,576	73.60%

Second Lien Senior Secured
Chemicals
K2 Pure Solutions Nocal Holding 2L Term Loan (3)(8)	N/A	17.000% (7.000% PIK)	01/30/2029	5,723	5,417	5,773	3.33%

Total Chemicals					5,417	5,773	3.33%
Technology
Mavenir Systems, Inc. 2L Term Loan (2)(3)	N/A	12.000% PIK	07/26/2030	561	357	219	0.13%
Newfold Digital Holdings Group, Inc. Initial Tranche B Term Loan (7)(12)	SOFR + 3.600%	7.384%	04/30/2029	985	996	628	0.36%

Total Technology					1,353	847	0.49%

Total Second Lien Senior Secured					6,770	6,620	3.82%

Senior Unsecured
Technology
GCOM (3)(8)	N/A	17.000% PIK	02/16/2029	18,633	16,662	16,724	9.65%

Total Technology					16,662	16,724	9.65%

Total Senior Unsecured					16,662	16,724	9.65%

Total Debt Investments					152,423	150,920	87.07%

Common Stock
Chemicals
K2 Propco Class S Units (3)(6)(8)	N/A	N/A	N/A	897	285	953	0.55%
K2 Pure Solutions Class S Units (3)(6)(8)	N/A	N/A	N/A	113	36	120	0.07%

Total Chemicals					321	1,073	0.62%
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(6)	N/A	N/A	N/A	25,000	359	158	0.09%

Total Retailers					359	158	0.09%

Total Common Stock					680	1,231	0.71%

Preferred Stock
Energy
Mustang Express, Series A (3)(6)(9)	N/A	N/A	N/A	1,900	2,000	2,000	1.15%

Total Preferred Stock					2,000	2,000	1.15%

See accompanying notes to consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of December 31, 2025
(Amounts in thousands, except share amounts)

Investments (1) Non-Controlled, Non-Affiliated Investments	Reference Rate Spread (4)	Interest Rate (5)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (3)(6)	N/A	N/A	09/08/2028	47,166	$—	$—	—

Total Retailers					—	—	—
Technology
GCOM (3)(6)(8)	N/A	N/A	08/11/2033	2,491,250	2,491	387	0.22%

Total Technology					2,491	387	0.22%

Total Warrants					2,491	387	0.22%

Short-Term Investments
U.S. Government Agencies
Federal Home Loan Bank Discount Note	N/A	3.510%	01/30/2026	4,200	4,187	4,188	2.41%
Federal Home Loan Bank Discount Note	N/A	3.530%	02/13/2026	2,200	2,190	2,190	1.26%
Federal Home Loan Bank Discount Note	N/A	3.533%	02/20/2026	2,700	2,686	2,687	1.55%
Federal Home Loan Bank Discount Note	N/A	3.534%	02/25/2026	200	199	199	0.11%
Federal Home Loan Bank Discount Note	N/A	3.537%	03/20/2026	1,600	1,588	1,588	0.92%
Federal Home Loan Bank Discount Note	N/A	3.567%	04/17/2026	8,000	7,916	7,916	4.57%
Federal Home Loan Bank Discount Note	N/A	3.509%	06/24/2026	300	295	295	0.17%

Total U.S. Government Agencies					19,061	19,063	10.99%
U.S. Treasury Bills
U.S. Treasury Bill	N/A	3.071%	01/15/2026	800	799	799	0.46%
U.S. Treasury Bill	N/A	3.187%	01/20/2026	1,800	1,797	1,797	1.04%
U.S. Treasury Bill	N/A	3.287%	01/29/2026	3,400	3,391	3,391	1.95%
U.S. Treasury Bill	N/A	3.315%	02/03/2026	100	100	100	0.06%
U.S. Treasury Bill	N/A	3.570%	02/12/2026	900	896	896	0.52%
U.S. Treasury Bill	N/A	3.419%	02/24/2026	500	497	497	0.29%
U.S. Treasury Bill	N/A	3.495%	04/28/2026	1,600	1,582	1,582	0.91%
U.S. Treasury Bill	N/A	3.509%	06/18/2026	400	393	393	0.23%

Total U.S. Treasury Bills					9,455	9,455	5.46%

Total Short-Term Investments					28,516	28,518	16.45%

Total Non-Controlled, Non-Affiliated Investments					$186,110	$183,056	105.60%

Total Investments					$186,110	$183,056	105.60%

(1)	All investments are U.S. domiciled, unless otherwise indicated.
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

EUR  Euro
USD  U.S. Dollar
See accompanying notes to consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Notes to Unaudited Consolidated Financial Statements
March 31, 2026
(Amounts in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
On January 25, 2024, the Company repurchased 3.8 million shares of Common Stock from PIMCO Capital Solutions US Feeder LP for $33.2 million at $8.78 per share in accordance with its offer to repurchase its own shares up to the amount of shares that could be repurchased with approximately $40.0 million.
On November 17, 2025, the Company repurchased 2.9 million shares of Common Stock from PIMCO Capital Solutions US Feeder LP for $25.0 million at $8.67 per share based on net asset value per share as of September 30, 2025 in accordance with its tender offer to repurchase up to the amount of shares that could be repurchased with approximately $30.0 million.
As of March 31, 2026, the Company had total Capital Commitments of $187.2 million, none of which was unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
and Articles 6, 10 and 12 of Regulation
S-X.
Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The consolidated balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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

Interest income and interest expense are recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received or applied to principal depending upon management’s judgement. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Company and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income. Interest income on
“last-out”
positions is recorded on an accrual basis consistent with the Company’s other debt investments.
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
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2026 and December 31, 2025, the Company had deferred financing costs of $0.7 million and $0.7 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of March 31, 2026 and December 31, 2025, there were no expenses recoverable by the Advisor for organizational expenses paid on the Company’s behalf. As of March 31, 2026 and December 31, 2025, there was $1.1 million owed to the Advisor for organizational expenses paid on the Company’s behalf, which are recorded as “Organizational costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of March 31, 2026 and December 31, 2025, there were no expenses recoverable by the Advisor for offering costs paid on the Company’s behalf. As of March 31, 2026 and December 31, 2025, there was $20 owed to the Advisor for offering costs paid on the Company’s behalf, which are recorded as “Offering costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.

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
Cash, restricted cash and foreign currency consisted of the following as of March 31, 2026 and December 31, 2025. Foreign currency cost is disclosed on the Consolidated Statements of Assets and Liabilities.

	March 31, 2026	December 31, 2025
Cash	$852	$795
Restricted Cash	1,820	15,337
Foreign Currency	374	325

Total cash, restricted cash and foreign currency in the Consolidated Statement of Cash Flows	$3,046	$16,457

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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2026. The tax years that remain open to examination are the prior three years and prior four years for Federal and state tax returns, respectively, assuming tax filings have been made for such years.
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

For the three months ended March 31, 2026 and 2025, the Company incurred a management fee of $0.5 million and $0.6 million, respectively, of which 100%, in each case, was waived by the Advisor.
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
For the three months ended March 31, 2026 and 2025, the Company incurred an administration fee of $63 and $75, respectively.
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through March 31, 2026. During the three months ended March 31, 2026 and the year ended December 31, 2025, the Advisor paid directors fees on behalf of the Company. As of March 31, 2026 and December 31, 2025, $0.5 million and $0.4 million, respectively, was reimbursable to the Advisor for directors fees, which are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2026 and 2025, the Company did not waive any organizational costs.
For the three months ended March 31, 2026 and 2025, the Advisor did not recoup any expenses from the Company for prior expenses paid, which would be recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations.
Due to/from Affiliate
There were no receivables or payables to affiliates as of March 31, 2026 and December 31, 2025.

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
made in reliance on such relief.
See
Note 1. Organization
for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026 and December 31, 2025, the Company’s average asset coverage ratio was 584.7% and 600.7%, respectively.
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
The Company’s outstanding debt as of March 31, 2026 was as follows:

	March 31, 2026
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$40,000	$(35,132)	$4,868

Total	$40,000	$(35,132)	$4,868

(1)	The carrying value is presented gross of unamortized deferred financing costs of $0.7 million.
The Company’s outstanding debt as of December 31, 2025 was as follows:

	December 31, 2025
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$40,000	$(34,620)	$5,380

Total	$40,000	$(34,620)	$5,380

(1)	The carrying value is presented gross of unamortized deferred financing costs of $0.7 million.

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
The following table represents interest, utilization and other fees for the Credit Facility for the three months ended March 31, 2026:

	Interest Rate	Unused Commitment Fee	Interest Expense	Utilization Fee (2)	Other Fees (1)
Credit Facility	SOFR +2.85%	0.40%	$525	$—	$39

(1)	Includes unused commitment fees of $8, amortization expense for deferred financing costs of $27 and debt administration fees of $4.
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

The following table represents interest, utilization and other fees for the Credit Facility for the three months ended March 31, 2025:

	Interest Rate	Unused Commitment Fee (1)	Interest Expense	Utilization Fee (3)	Other Fees (2)
Credit Facility	SOFR +2.85%	0.40%	$672	$229	$125

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

(2)	Includes unused commitment fees of $50, amortization expense for deferred financing costs of $67 and debt administration fees of $8.
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
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of March 31, 2026 and December 31, 2025, the Subsidiary was in compliance with these covenants.
Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cashflow, are pledged as collateral for the Credit Facility.
The weighted average interest expense as a percentage of the aggregate borrowings outstanding for the three months ended March 31, 2026 and the year ended December 31, 2025 was 7.2% and 9.6%, respectively, with 6.7% and 7.2% attributable to stated interest expense, respectively. There was no realized loss on debt extinguishment as a percentage of the aggregate borrowings outstanding for the three months ended March 31, 2026. The realized loss on debt extinguishment as a percentage of the aggregate borrowings outstanding for the year ended December 31, 2025 was 2.6%. The weighted average debt of aggregate borrowings outstanding for the three months ended March 31, 2026 and the year ended December 31, 2025 was $32.0 million and $42.2 million, respectively.

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
Investments at fair value and cost consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$129,591	$125,379	$128,991	$127,576
Second Lien Senior Secured	7,194	6,717	6,770	6,620
Senior Unsecured	17,562	17,155	16,662	16,724
Common Stock	680	1,217	680	1,231
Preferred Stock	5,280	5,610	2,000	2,000
Warrants	2,491	252	2,491	387
Short-Term Investments	47,530	47,526	28,516	28,518

Total investments	$210,328	$203,856	$186,110	$183,056

The industry composition of investments as a percentage of total investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Chemicals	6.3%	6.7%
Consumer Products	2.2%	2.5%
Consumer Services	1.5%	1.2%
Diversified Manufacturing	1.2%	1.3%
Energy	2.8%	1.1%
Entertainment	1.3%	1.5%
Financial Other	4.6%	5.2%
Food and Beverage	0.1%	0.1%
Gaming	2.5%	2.7%
Healthcare	4.3%	4.4%
Industrial Other	6.0%	6.6%
Insurance Life	4.4%	5.0%
IT Services	5.5%	6.1%
Packaging	0.9%	1.0%
Pharmaceuticals	1.0%	1.2%
Retailers	0.9%	1.2%
Technology	31.2%	36.6%
Treasury Bills	4.3%	5.2%
U.S. Government Agencies	19.0%	10.4%

Total	100.0%	100.0%

As of March 31, 2026, 96.4% of investments held were based in the United States, 2.3% of investments held were based in Germany and 1.3% of investments held were based in Spain.

As of December 31, 2025, 95.9% of investments held were based in the United States, 2.6% of investments hel
d were based in Germany and 1.5% of investments held were based in Spain.
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
The following tables summarize the fair value of the Company’s investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$42,061	$83,318	$125,379
Second Lien Senior Secured	—	324	6,393	6,717
Senior Unsecured	—	—	17,155	17,155
Common Stock	—	—	1,217	1,217
Preferred Stock	—	2,294	3,316	5,610
Warrants	—	—	252	252
Short—Term Investments	—	47,526	—	47,526

Total assets	$—	$92,205	$111,651	$203,856

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$75	$—	$75

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$41,094	$86,482	$127,576
Second Lien Senior Secured	—	628	5,992	6,620
Senior Unsecured	—	—	16,724	16,724
Common Stock	—	—	1,231	1,231
Preferred Stock	—	—	2,000	2,000
Warrants	—	—	387	387
Short-Term Investments	—	28,518	—	28,518

Total assets	$—	$70,240	$112,816	$183,056

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$(42)	$—	$(42)

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
The below tables present a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2026 and 2025:

	Beginning Balance at 12/31/2025	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 3/31/2026
Term Loans First Lien Secured	$86,482	$2,137	$—	$(817)	$59	$2	$(95)	$314	$(4,764)	$83,318
Term Loans Second Lien Secured	5,992	399	—	—	28	—	(26)	—	—	6,393
Term Loans Senior Unsecured	16,724	792	—	—	108	—	(469)	—	—	17,155
Common Stocks	1,231	—	—	—	—	—	(14)	—	—	1,217
Preferred Stocks	2,000	1,269	—	—	—	—	47	—	—	3,316
Unlisted Warrants	387	—	—	—	—	—	(135)	—	—	252

Totals	$112,816	$4,597	$—	$(817)	$195	$2	$(692)	$314	$(4,764)	$111,651

	Beginning Balance at 12/31/2024	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 3/31/2025
Term Loans First Lien Secured	$46,917	$10,538	$—	$(118)	$73	$1	$(491)	$—	$—	$56,920
Term Loans Second Lien Secured	5,395	94	—	—	17	—	(19)	—	—	5,487
Term Loans Senior Unsecured	48,562	2,842	—	—	109	—	259	—	—	51,772
Common Stocks	891	—	—	—	—	—	67	—	—	958
Unlisted Warrants	1,480	—	—	—	—	—	70	—	—	1,550

Totals	$103,245	$13,474	$—	$(118)	$199	$1	$(114)	$—	$—	$116,687

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of March 31, 2026	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$83,919	Discounted Cash Flow	Discount Rate	6.06% - 22.75%	10.97%
	438	Third Party Vendor	Broker Quote	39.00% - 76.00%	57.49%
	5,354	Recent Transaction	Purchase Price	n/a	n/a
Senior Unsecured	17,155	Discounted Cash Flow	Discount Rate	23.60%	23.60%
Common Stock	1,059	Comparable Multiple	EBITDA Multiple	5.75x	5.7 5x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	20.75%/ 0.50x	20.75%/0.50x
Preferred Stock	3,316	Discounted Cash Flow	Discount Rate	18.90%	18.90%
Warrants	252	Comparable Multiple	EBITDA Multiple	7.50x	7.50x

Total Assets	$111,651

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$79,644	Discounted Cash Flow	Discount Rate	6.00% - 22.75%	10.70%
	7,680	Third Party Vendor	Broker Quote	39.00% - 100.50%	98.44%
	5,150	Recent Transaction	Purchase Price	n/a	n/a
Senior Unsecured	16,724	Discounted Cash Flow	Discount Rate	22.55%	22.55%
Common Stock	1,073	Comparable Multiple	EBITDA Multiple	n/a	5.72x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	20.75%/0.50x
Preferred Stock	2,000	Recent Transaction	Purchase Price	n/a	n/a
Warrants	387	Comparable Multiple	EBITDA Multiple	n/a	8.00x

Total Assets	$112,816

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
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
For the three months ended March 31, 2026 and the year ended December 31, 2025, the Company’s average USD notional exposure to foreign currency forward contracts was $7 and $3, respectively.
The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities were as follows:

Reporting Date	Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2026	Societe Generale	$80	$(5)	$75	$—	$75

(1)	Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

Reporting Date	Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2025	Standard Chartered Bank	$—	$(42)	$(42)	$—	$(42)

(3)	Amount excludes excess cash collateral paid, if any.
(4)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net realized gain (loss) on foreign currency forward contracts	$(55)	$19
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	117	(111)

Total net realized and unrealized gains (losses) on foreign currency forward contracts	62	(92)

8. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of March 31, 2026 and December 31, 2025, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The fair value of the amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities unless determined to be material. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.

As of March 31, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment Type	March 31, 2026
Apex Service Partners, LLC	Revolving Loan	$137
Argano, LLC	Delayed Draw Term Loan	4,137
Arrow Borrower 2025, Inc.	Revolving Loan	582
Cerity Partners, LLC	Delayed Draw Term Loan	4,587
Cerity Partners, LLC	Revolving Loan	248
DataBricks, Inc.	Delayed Draw Term Loan	3,621
Denali Intermediate Holdings, Inc.	Revolving Loan	157
DRS Holdings III, Inc.	Revolving Loan	268
Dwyer Instruments, LLC	Revolving Loan	337
Guardian Capital	Delayed Draw Term Loan	600
Integrity Marketing Acquisition, LLC	Revolving Loan	741
Minotaur Acquisition, Inc.	Revolving Loan	384
MRI Software, LLC	Revolving Loan	220
RKD Group LLC	Delayed Draw Term Loan	311
RKD Group LLC	Revolving Loan	178
Mustang Express Holdco, LLC	Preferred Stock	6,894

Total		$23,402

Portfolio Company	Investment Type	December 31, 2025
Acuity Eyecare Holdings, LLC	Delayed Draw Term Loan	$693
Apex Service Partners, LLC	Delayed Draw Term Loan	202
Apex Service Partners, LLC	Revolving Loan	187
Argano, LLC	Delayed Draw Term Loan	5,000
Arrow Borrower 2025, Inc.	Revolving Loan	582
Cerity Partners, LLC	Delayed Draw Term Loan	4,587
Cerity Partners, LLC	Revolving Loan	347
DataBricks, Inc.	Delayed Draw Term Loans	3,942
Denali Intermediate Holdings, Inc.	Revolving Loan	157
DRS Holdings III, Inc.	Revolving Loan	268
Dwyer Instruments, LLC	Revolving Loan	389
Guardian Capital	Delayed Draw Term Loan	600
Integrity Marketing Acquisition, LLC	Revolving Loan	741
Minotaur Acquisition, Inc.	Revolving Loan	384
MRI Software, LLC	Revolving Loan	235
RKD Group LLC	Delayed Draw Term Loan	311
RKD Group LLC	Revolving Loan	178
U.S. Renal	Delayed Draw Term Loan	75
Mustang Express Holdco, LLC	Preferred Stock	8,100

Total		$26,978

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
9. Net Assets
Equity Issuance
For the three months ended March 31, 2026, the Company’s authorized stock consisted of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.
The Company did not hold a closing of the continuous Private Offering for the three months ended March 31, 2026.
Distributions and Distribution Reinvestment
For the three months ended March 31, 2026, the Board declared the following distributions:
On February 17, 2026, the Company paid a dividend of $0.17 per share to stockholders of record as of February 12, 2026.
For the three months ended March 31, 2025, the Board did not declare any distributions.
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
For the three months ended March 31, 2026, no Share repurchase was offered or requested and no Shares were repurchased.
On October 10, 2025, under the Company’s share repurchase program, the Company made a tender offer to purchase up to the amount of outstanding shares of Common Stock that can be repurchased with $30.0 million, which represented approximately 15% of the Company’s net asset value as of June 30, 2025. The tender offer was for cash at a price equal to the net asset value per share as of September 30, 2025. The tender offer expired at 4:00 P.M., Eastern Time, on November 14, 2025. 2,883,319 shares of Common Stock were validly tendered and not withdrawn prior to the expiration of the offer. The Company accepted for purchase 100% of the shares of the Company that were validly tendered and not withdrawn prior to the expiration of the offer.
On November 17, 2025, the Company repurchased 2,883,319 shares of Common Stock from PIMCO Capital Solutions US Feeder LP for $25.0 million at $8.67 per share based on net asset value per share as of September 30, 2025 in accordance with its tender offer to repurchase up to the amount of shares that could be repurchased with approximately $30.0 million.
On January 25, 2024, the Company repurchased 3.8 million shares of Common Stock from PIMCO Capital Solutions US Feeder LP for $33.2 million at $8.78 per share in accordance with its tender offer to repurchase its own shares up to the amount of shares that could be repurchased with approximately $40.0 million.
The tender offer expired on January 25, 2024 and $33.2 million was paid to PIMCO Capital Solutions US Feeder LP on January 31, 2024. The Company did not repurchase any other Shares during the year ended December 31, 2024.

10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net increase (decrease) in net assets resulting from operations	$375	$2,877
Weighted average shares of common stock outstanding - basic and diluted	20,196,766	23,080,085
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.02	$0.12
11. Financial Highlights

	Three Months Ended
	March 31, 2026	March 31, 2025
Per share data (1) :
Net asset value, beginning of period	$8.58	$8.71
Net investment income (loss)	0.19	0.21
Net realized and unrealized gain (loss) on investment transactions (2)	(0.17)	(0.09)

Net increase (decrease) in net assets from operations	0.02	0.12
Distributions declared	(0.17)	—

Total increase (decrease) in net assets	(0.15)	0.12

Net asset value, end of period	$8.43	$8.83

Shares Outstanding, end of period	20,196,766	23,080,085
Total Return (3)	0.22%	1.43%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(5)	3.49%	3.83%
Ratio of expenses to average net assets, net of waivers (4)(5)	2.24%	2.59%
Ratio of net investment income (loss) to average net assets (5)	8.81%	9.87%
Net Assets, end of period	$170,267	$203,870
Weighted average shares outstanding	20,196,766	23,080,085
Total capital commitments, end of period	$187,193	$216,026
Weighted average debt outstanding	31,987,325	37,393,487
Asset coverage ratio	584.65%	569.12%
Portfolio turnover rate (6)	10.52%	2.20%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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

(4)	Ratio of total expenses to average net assets is calculated using total operating expenses, excluding income tax expense.
(5)	Average net assets are computed using the average balance of net assets at the end of each quarter of the reporting period.
(6)	Not annualized.

12. Segment Reporting
An operating segment is defined in FASB Accounting Standards Update
2023-07,
Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and to assess its performance, and has discrete financial information available. The Executive Officers of the Company, as disclosed in the Company’s report on Form
10-K,
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
On May 13, 2026, the Board declared a dividend of $0.17 per share, which is payable on May 15, 2026 to stockholders of record as of May 12, 2026.

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

The information contained in this section should be read in conjunction with Item 1. Unaudited Consolidated Financial Statements. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that the Company’s plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or the Company’s future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Item 1A of this Report and elsewhere in this Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

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

Portfolio, Investment Activity and Results of Operations

As of March 31, 2026, the Company had investments, excluding cash equivalents, in 41 portfolio companies across 17 industries. Based on fair value as of March 31, 2026, 82.7% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. As of March 31, 2026, approximately 82.7% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR or EURIBOR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.6% as of March 31, 2026. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of March 31, 2026, the Company’s estimated weighted average total yield of investments in debt securities was 9.5%. Weighted average yields are based on interest rates as of March 31, 2026.

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

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	March 31, 2026
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	186,230	91.4	40
Risk rating 3	17,626	8.6	2
Risk rating 4	—	—	—

	$203,856	100.0%	42

	December 31, 2025
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	182,837	99.9	39
Risk rating 3	219	0.1	1
Risk rating 4	—	—	—

	$183,056	100.0%	40

Consolidated Results of Operations

The following table represents our operating results:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investment income	$4,685	$6,243
Less: Net expenses	941	1,300

Net investment income (loss) before taxes	3,744	4,943
Income tax expense	9	—

Net investment income (loss) after taxes	3,735	4,943

Net realized gain (loss)	(54)	(265)
Net change in unrealized appreciation (depreciation)	(3,306)	(1,801)

Net increase (decrease) in Net Assets resulting from operations	$375	$2,877

Investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
Interest income	$3,781	$3,292
Payment in-kind interest	897	2,935
Other income	7	16

Total Investment Income	$4,685	$6,243

For the three months ended March 31, 2026 and 2025, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $203.9 million as of March 31, 2026 and $183.1 million as of December 31, 2025. As of such dates, all of the Company’s debt investments were income-producing. For the three months ended March 31, 2026 and 2025, PIK income represented 19.1% and 47.0% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Expenses:
Management fee	$529	$622
Directors fees	136	43
Administration fee	63	75
Interest expense	564	1,026
Franchise tax expense	50	50
Legal expenses	32	72
Other expenses	96	34

Total expenses	$1,470	$1,922

Waivers	(529)	(622)

Net expenses	$941	$1,300

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

For the three months ended March 31, 2026 and 2025, we did not incur any excise tax.

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

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after (and including) such borrowing. As of March 31, 2026 and December 31, 2025, our average asset coverage ratio was 584.7% and 600.7%, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company had $35.1 million and $34.6 million, respectively, of outstanding borrowings. See Note 4. Borrowings under Item 1. Unaudited Consolidated Financial Statements in this Report for more information.

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

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of March 31, 2026, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows:

Unfunded Commitments	As of March 31, 2026
First Lien Senior Secured	$16,508
Preferred Stock	6,894

Total Unfunded Commitments	$23,402

Unfunded Commitments	As of December 31, 2025
First Lien Senior Secured	$18,878
Preferred Stock	8,100

Total Unfunded Commitments	$26,978

Unregistered Sales of Equity Securities

For the three months ended March 31, 2026 and 2025, the Company did not hold closings of our continuous Private Offering of Shares.

Distributions and Distribution Reinvestment

For the three months ended March 31, 2026, the Board declared the following distributions:

On February 17, 2026, the Company paid a dividend of $0.17 per share to stockholders of record as of February 12, 2026.

For the three months ended March 31, 2025, the Board did not declare any distributions.

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

See Item 1. Consolidated Financial Statements - Notes to the Unaudited Consolidated Financial Statements - Note 3. Related Party Transactions.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of March 31, 2026, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(330)	$—	$(330)
Up 100 basis points	$1,320	$—	$1,320
Up 200 basis points	$2,639	$—	$2,639
Up 300 basis points	$3,959	$—	$3,959

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the risk factor included below and other information set forth in this report, you should carefully consider the factors discussed in
Item
 1A. Risk Factors
in the Company’s Form 10-K, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Form 10-K are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended March 31, 2026 to the risk factors set forth in the Company’s most recent Form 10-K.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
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

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: May 14, 2026	By:	/s/ John W. Lane*
John W. Lane
President
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Crystal Porter*
Crystal Porter
Treasurer
(Principal Financial and Accounting Officer)

Date: May 14, 2026	*By:	/s/ William J. Bielefeld
William J. Bielefeld
As attorney-in-fact

*	Pursuant to power of attorney filed as an exhibit to the registrant’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.