Form 10-Q
period 2026-06-30
PIMCO Capital Solutions BDC Corp.
filed 2026-08-11
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelera te d filer	☒	Smaller reporting company	☐

Emerging Growth Company	☒
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
The issuer had 20,196,766 shares of common stock, $0.001 par value per share, outstanding as of August
10
, 2026.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value
Affiliated investments, at fair value (cost of $25,991 and $0, respectively)	$23,263	$—
Non-affiliated investments, at fair value (cost of $176,608 and $186,110, respectively)	174,464	183,056

Investments at fair value (cost of $202,599 and $186,110, respectively)	197,727	183,056
Financial derivative instruments
Over the counter	78	—
Cash	543	795
Restricted cash	7,708	15,337
Foreign currency, at value (cost of $373 and $317, respectively)	371	325
Interest receivable	1,315	1,451
Receivable for paydowns and sales of investments	4,066	11,096
Deferred financing costs	647	701

Total Assets	$212,455	$212,761

Liabilities
Debt	35,132	34,620
Financial derivative instruments
Over the counter	14	42
Payable for investments purchased	4,556	1,283
Interest payable	462	435
Accrued administration fee	63	66
Organizational costs payable to Advisor	1,109	1,109
Offering costs payable to Advisor	20	20
Directors fee reimbursement to Advisor	667	395
Accrued legal fee	591	522
Accrued commitment fee	87	105
Other liabilities	801	822

Total Liabilities	$43,502	$39,419

Commitments & Contingencies (Note 8)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 20,196,766 and 20,196,766 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$20	$20
Paid-in-capital in excess of par	215,709	215,709
Distributable earnings (loss)	(46,776)	(42,387)

Total Net Assets	$168,953	$173,342

Total Liabilities and Net Assets	$212,455	$212,761

Net asset value per share	$8.37	$8.58

See accompanying notes to consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment Income
From affiliated investments:
Interest income	$37	$—	$37	$—
Payment in-kind interest	610	—	610	—

Total investment income from affiliated investments	647	—	647	—
From non-affiliated investments:
Interest income	3,628	4,834	7,409	8,123
Payment in-kind interest	131	801	1,028	3,737
Other income	12	17	20	33

Total investment income from non-affiliated investments	3,771	5,652	8,457	11,893

Total investment income	$4,418	$5,652	$9,104	$11,893

Expenses
Management fee	$529	$637	$1,058	$1,260
Directors fee	136	136	273	179
Administration fee	63	77	127	152
Interest expense	612	1,221	1,176	2,247
Franchise tax expense	50	50	100	100
Legal expenses	41	113	73	184
Other expenses	114	44	208	78

Total expenses	$1,545	$2,278	$3,015	$4,200
Less: Waivers (Note 3)	(529)	(637)	(1,058)	(1,260)

Net expenses	1,016	1,641	1,957	2,940
Net investment income (loss) before taxes	$3,402	$4,011	$7,147	$8,953

Income tax expense	$49	$—	$58	$—

Net investment income (loss) after taxes	$3,353	$4,011	$7,089	$8,953

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-affiliated investments	(2,860)	(533)	(2,860)	(818)
Over the counter financial derivative instruments	59	(189)	4	(170)
Foreign currency	—	6	—	7

Total net realized gain (loss)	(2,801)	(716)	(2,856)	(981)

Net change in unrealized appreciation (depreciation) from:
Affiliated investments	(2,729)	—	(2,729)	—
Non-affiliated investments	4,328	959	910	(730)
Over the counter financial derivative instruments	(11)	(39)	106	(150)
Foreign currency	(4)	24	(9)	24

Total change in unrealized appreciation (depreciation)	1,584	944	(1,722)	(856)

Net realized and unrealized gains (losses)	(1,217)	228	(4,578)	(1,837)

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,136	$4,239	$2,511	$7,116

Weighted average shares outstanding (basic and diluted)	20,196,766	23,080,085	20,196,766	23,080,085
Net Investment income (loss) after taxes per share (basic and diluted)	$0.17	$0.17	$0.35	$0.39
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.11	$0.18	$0.13	$0.31
See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income after taxes	$3,353	$4,011	$7,089	$8,953
Net realized gain (loss)	(2,801)	(716)	(2,856)	(981)
Net change in unrealized appreciation (depreciation)	1,584	944	(1,722)	(856)

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,136	$4,239	$2,511	$7,116

Distributions to stockholders from:
Distributable earnings	(3,450)	(2,750)	(6,900)	(2,750)

Total distributions to stockholders	(3,450)	(2,750)	(6,900)	(2,750)

Total Increase (Decrease) in Net Assets	$(1,314)	$1,489	$(4,389)	$4,366

Net Assets
Beginning of period	$170,267	$203,870	$173,342	$200,993

End of period	$168,953	$205,359	$168,953	$205,359

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$2,511	$7,116
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(71,083)	(36,518)
Proceeds from sales of long-term securities	77,909	38,653
Sales (Purchases) of short-term portfolio investments, net	(23,390)	(17,750)
Net change in unrealized (appreciation) depreciation on investments	(910)	730
Net change in unrealized (appreciation) on investments in affiliates	2,729	—
Net change in unrealized (appreciation) depreciation on over the counter financial derivative instruments	(106)	150
Net realized (gain) loss on investments	2,860	818
Payment in-kind interest	(1,028)	(3,737)
Payment in-kind interest from affiliated investments	(610)	—
Net (accretion) on investments	(1,128)	(950)
Net (accretion) on affiliated investments	(21)	—
Paydown (gain)	1	(6)
Amortization of deferred financing costs	54	134
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	136	247
(Increase) decrease in paydown receivable and sales of investments	7,030	5,069
Increase (decrease) in interest payable	27	(575)
Increase (decrease) in accrued administration fee	(3)	2
Increase (decrease) in payable for investments purchased	3,273	560
Increase (decrease) in directors fee reimbursement to Advisor	272	178
Increase (decrease) in accrued legal fee	69	182
Increase (decrease) in accrued commitment fee	(18)	(32)
Increase (decrease) in other liabilities	(21)	92

Net cash provided by (used for) operating activities	$(1,447)	$(5,637)

Cash Flows From Financing Activities:
Proceeds from debt	$4,446	$27,016
Repayment of debt	(3,934)	(745)
Distributions paid	(6,900)	(2,750)

Net cash provided by (used for) financing activities	$(6,388)	$23,521

Net increase (decrease) in cash, restricted cash and foreign currency	(7,835)	17,884

Cash, restricted cash and foreign currency, beginning of period	16,457	2,196

Cash, restricted cash and foreign currency, end of period	$8,622	$20,080

Supplemental and Cash Flow Information:
Interest paid during the period	$1,095	$2,688
Tax expenses paid during the period	$121	$80

Supplemental and Non-Cash Information:
Exchange of investments	9,128	—

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1)(2)	Reference Rate Spread (3)	Interest Rate (4)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Chemicals
Puris LLC Term Loan (6)	SOFR + 5.750%	9.482%	06/30/2031	5,790	$5,733	$5,617	3.32%

Total Chemicals					5,733	5,617	3.32%
Consumer Products
DRS Holdings III, Inc. (5)(6)	SOFR + 5.250%	8.894%	11/01/2028	4,336	4,342	4,338	2.57%

Total Consumer Products					4,342	4,338	2.57%
Consumer Services
Argano, LLC Delayed Draw Term Loan (5)(6)(7)	SOFR + 5.500%	9.144%	09/13/2029	5,000	1,959	1,941	1.15%
RKD Group Term Loan (5)(6)	SOFR + 5.250%	8.891%	05/19/2031	2,288	2,279	2,256	1.34%

Total Consumer Services					4,238	4,197	2.49%
Entertainment
SubCalidora 2 S.a r.l. Term Loan (5)(8)(10)	EURIBOR + 5.750%	7.877%	08/14/2029	2,384	2,555	2,710	1.60%

Total Entertainment					2,555	2,710	1.60%
Financial Other
Asurion, LLC B-12 Term Loan (6)	SOFR + 4.250%	7.913%	09/19/2030	3,248	3,234	3,217	1.90%
Cerity Partners Equity Holding LLC Initial Revolving Loan (7)	SOFR + 4.500%	8.153%	07/28/2031	413	215	181	0.11%
Minotaur Acquisition, Inc. Delayed Draw A Term Loan (5)(6)	SOFR + 5.000%	8.644%	06/03/2030	635	634	634	0.38%
Minotaur Acquisition, Inc. Delayed Draw B Term Loan (5)(6)	SOFR + 5.000%	8.644%	06/03/2030	552	551	551	0.33%
Minotaur Acquisition, Inc. Term B Loan (5)(6)	SOFR + 5.000%	8.644%	06/03/2030	3,233	3,227	3,227	1.91%

Total Financial Other					7,861	7,810	4.63%
Gaming
Strategic Gaming Term Loan (5)(6)	SOFR + 7.000%	10.673%	10/15/2030	5,000	4,868	5,372	3.18%

Total Gaming					4,868	5,372	3.18%
Healthcare
Acuity Eyecare Holdings, LLC Delayed Draw Term Loan (5)(6)	SOFR + 5.900%	9.632%	03/27/2027	4,976	4,982	4,938	2.92%
Dialysis Holdco, LLC Delayed Draw Term Loan (5)(6)	SOFR + 6.000%	9.644%	11/26/2030	75	74	76	0.05%
Dialysis Holdco, LLC Term Loan (5)(6)	SOFR + 6.000%	9.644%	11/26/2030	600	589	610	0.36%
Paradigm Parent, LLC Initial Term Loan	SOFR + 4.500%	8.232%	04/16/2032	1,995	1,816	1,718	1.02%
U.S. Renal Care, Inc. Closing Date Term Loan (6)	SOFR + 5.114%	8.758%	06/20/2028	1,551	1,210	1,529	0.90%

Total Healthcare					8,671	8,871	5.25%
Industrial Other
Apex Service Partners, LLC Initial Delayed Term Loan (5)	SOFR + 5.000%	8.732%	10/24/2030	753	748	753	0.45%
Apex Service Partners, LLC Delayed Term Loan (5)	SOFR + 5.000%	8.732%	10/24/2030	751	748	751	0.44%
Apex Service Partners, LLC Second Amendment Delayed Term Loan (5)	SOFR + 5.000%	8.732%	10/24/2030	643	643	643	0.38%
Apex Service Partners, LLC Revolving Credit Loan (5)(7)	SOFR + 5.000%	8.732%	10/24/2029	253	117	116	0.07%
Apex Service Partners, LLC Term Loan (5)	SOFR + 5.000%	8.732%	10/24/2030	3,164	3,142	3,164	1.87%
Apex Service Partners, LLC Second Amendment Term Loan (5)	SOFR + 5.000%	8.732%	10/24/2030	218	217	218	0.13%
Guardian Capital Term Loan (5)	SOFR + 5.500%	9.121%	08/30/2032	4,400	4,360	4,400	2.60%
MSCI, Inc. Term Loan (5)	SOFR + 4.750%	8.391%	03/31/2032	1,373	1,363	1,362	0.81%
Seahawk Buyer, LLC Revolving Term Loan (5)(6)(7)	SOFR + 5.250%	8.870%	04/30/2032	232	55	55	0.03%
Seahawk Buyer, LLC Term Loan (5)(6)	SOFR + 5.250%	8.870%	04/30/2032	1,159	1,154	1,154	0.68%
Stepstone Group Midco 2 GmbH Term Loan (6)(9)	SOFR + 4.500%	8.179%	12/19/2031	2,475	2,473	2,006	1.19%
Stormlight Term Loan (5)	SOFR + 4.750%	8.370%	08/14/2029	4,205	4,205	4,205	2.49%

Total Industrial Other					19,225	18,827	11.14%
Insurance Life
Integrity Marketing Acquisition, LLC Incremental Term Loan (5)	SOFR + 5.000%	8.666%	08/25/2028	4,403	4,405	4,403	2.61%

Total Insurance Life					4,405	4,403	2.61%
IT Services
Alorica, Inc. Term Loan (5)(6)	SOFR + 6.875%	10.519%	12/21/2027	11,127	11,088	11,127	6.59%

Total IT Services					11,088	11,127	6.59%
Packaging
Clydesdale Acquisition Holdings, Inc. Seven Year Term Loan (6)	SOFR + 3.175%	6.819%	04/13/2029	1,819	1,781	1,790	1.06%

Total Packaging					1,781	1,790	1.06%

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1)(2)	Reference Rate Spread (3)	Interest Rate (4)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Pharmaceuticals
Gainwell Acquisition Corp. Term B Loan (6)	SOFR + 4.100%	7.832%	10/01/2027	2,180	$2,174	$2,151	1.27%

Total Pharmaceuticals					2,174	2,151	1.27%
Professional Services
Crowe Term Loan (5)(6)	SOFR + 5.500%	9.144%	05/13/2033	1,800	1,782	1,782	1.05%
Eide Bailly Term Loan (5)(6)	SOFR + 5.000%	8.666%	05/29/2033	1,997	1,977	1,977	1.17%

Total Professional Services					3,759	3,759	2.22%
Retailers
LBM Acquisition, LLC Incremental Term Loan (6)	SOFR + 3.850%	7.502%	06/06/2031	2,172	1,891	1,828	1.08%

Total Retailers					1,891	1,828	1.08%
Technology
Arctic Wolf Networks, Inc. Term Loan (5)(6)	SOFR + 5.750%	9.413%	02/04/2030	4,000	3,942	3,885	2.30%
Arrow Borrower 2025, Inc. Term Loan (5)	SOFR + 4.250%	7.982%	10/15/2032	4,267	4,242	4,202	2.49%
Caldera Medical Term Loan (5)(6)	SOFR + 7.000%	10.643%	01/30/2030	4,919	4,849	4,828	2.85%
CoreWeave Compute Acquisition Co. IV, LLC Initial Term Loan (5)(6)	SOFR + 6.000%	9.700%	05/16/2029	2,093	2,093	2,158	1.28%
Cotiviti, Inc. Initial Term Loan (6)	SOFR + 2.750%	6.370%	05/01/2031	1,934	1,934	1,774	1.05%
Cotiviti, Inc. Initial Term Loan (6)	SOFR + 2.750%	6.370%	03/26/2032	1,782	1,767	1,622	0.96%
DataBricks, Inc. Term Loan (6)	SOFR + 4.500%	8.114%	01/05/2032	1,450	1,446	1,449	0.86%
Denali Intermediate Holdings, Inc. Term Loan (5)(6)	SOFR + 5.500%	9.153%	08/26/2032	1,565	1,551	1,476	0.87%
Denali Intermediate Holdings, Inc. Revolving Credit Loan (5)(7)	SOFR + 5.500%	9.121%	08/26/2032	157	27	27	0.02%
DwyerOmega Revolving Credit Loan (7)	SOFR + 4.750%	8.482%	07/20/2029	606	510	513	0.30%
DwyerOmega Revolving Delayed Draw Term Loan (5)(6)	SOFR + 4.750%	8.482%	07/20/2029	501	497	501	0.30%
DwyerOmega Term Loan (5)(6)	SOFR + 4.750%	8.450%	07/20/2029	3,831	3,805	3,831	2.27%
MH Sub I, LLC Term Loan (6)	SOFR + 4.250%	7.894%	05/03/2028	1,451	1,410	1,413	0.84%
MH Sub I, LLC Term Loan (6)	SOFR + 4.250%	7.894%	12/31/2031	982	959	854	0.51%
MRI Software, LLC Revolving Credit Loan (5)(7)	SOFR + 4.750%	8.482%	02/10/2028	294	73	73	0.04%
MRI Software, LLC Term Loan (5)	SOFR + 4.750%	8.482%	02/10/2028	4,621	4,614	4,534	2.68%
Newfold Digital Holdings Group, Inc. Initial Tranche A Term Loan (6)(11)	SOFR + 3.600%	7.239%	04/30/2029	4,767	4,813	3,860	2.28%
Newfold Digital Holdings Group, Inc. New Money Tranche A Term Loan (5)(6)(11)	SOFR + 5.750%	9.364%	04/30/2029	288	278	234	0.14%
Polaris Newco, LLC Dollar Term Loan (6)	SOFR + 4.261%	7.925%	06/02/2028	1,442	1,443	1,257	0.74%
Renaissance Holding Corp. Initial Term Loan	SOFR + 4.000%	7.663%	04/05/2030	4,899	4,900	3,906	2.31%
Voyatek, B-1 (5)(13)	N/A	20.000% PIK	06/12/2031	7,214	7,214	7,214	4.27%
Voyatek, B-2 (5)(13)	N/A	20.000% PIK	06/12/2031	721	722	722	0.43%

Total Technology					53,089	50,333	29.79%

Total First Lien Senior Secured					135,680	133,133	78.80%

Second Lien Senior Secured
Chemicals
K2 Pure Solutions Nocal Holding 2L Term Loan (5)(12)	N/A	17.000% (7.000% PIK)	01/30/2029	6,231	5,967	6,277	3.72%

Total Chemicals					5,967	6,277	3.72%
Technology
Mavenir Systems, Inc. 2L Term Loan (5)(8)	N/A	12.000% PIK	07/26/2030	584	396	228	0.13%
Newfold Digital Holdings Group, Inc. Initial Tranche B Term Loan (11)	SOFR + 3.600%	7.214%	04/30/2029	982	992	425	0.25%

Total Technology					1,388	653	0.38%

Total Second Lien Senior Secured					7,355	6,930	4.10%

Senior Unsecured
Technology
Voyatek (5)(12)(13)	N/A	17.000% PIK	08/21/2029	13,031	11,131	13,031	7.71%

Total Technology					11,131	13,031	7.71%

Total Senior Unsecured					11,131	13,031	7.71%

Total Debt Investments					154,166	153,094	90.61%

Common Stock
Chemicals
K2 Propco Class S Units (5)(12)(14)	N/A	N/A	N/A	113	36	124	0.07%
K2 Pure Solutions Class S Units (5)(12)(14)	N/A	N/A	N/A	897	285	984	0.58%

Total Chemicals					321	1,108	0.65%

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1)(2)	Reference Rate Spread (3)	Interest Rate (4)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Common Stock (continued)
Retailers
West Marine/Rising Tide Holdings, Inc. (5)(14)	N/A	N/A	N/A	25,000	$359	$—	0.00%

Total Retailers					359	—	0.00%
Technology
Voyatek, Class A (5)(13)(14)	N/A	N/A	N/A	5	6,924	2,296	1.36%

Total Technology					6,924	2,296	1.36%

Total Common Stock					7,604	3,404	2.01%

Preferred Stock
Energy
Mustang Express, Series A (5)(7)(14)	N/A	N/A	N/A	4,553	4,716	4,888	2.89%
Venture Global, Inc. (14)	N/A	N/A	N/A	2,300,000	2,011	2,243	1.33%

Total Preferred Stock					6,727	7,131	4.22%

Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (5)(14)	N/A	N/A	09/08/2028	47,166	—	—	—

Total Retailers					—	—	—

Total Warrants					—	—	—

Short-Term Investments
U.S. Government Agencies
Federal Home Loan Bank Discount Note	N/A	3.669%	08/19/2026	12,000	11,941	11,939	7.07%
Federal Home Loan Bank Discount Note	N/A	3.669%	08/21/2026	900	895	895	0.53%
Federal Home Loan Bank Discount Note	N/A	3.671%	08/26/2026	900	895	895	0.53%
Federal Home Loan Bank Discount Note	N/A	3.704%	09/16/2026	4,500	4,465	4,465	2.64%
Federal Home Loan Bank Discount Note	N/A	3.710%	09/30/2026	500	495	495	0.29%

Total U.S. Government Agencies					18,691	18,689	11.06%
U.S. Treasury Bills
U.S. Treasury Bill	N/A	3.074%	07/07/2026	100	100	100	0.06%
U.S. Treasury Bill	N/A	3.220%	07/09/2026	400	400	400	0.24%
U.S. Treasury Bill	N/A	3.380%	07/16/2026	100	100	100	0.06%
U.S. Treasury Bill	N/A	3.432%	07/21/2026	100	100	100	0.06%
U.S. Treasury Bill	N/A	3.454%	07/23/2026	500	499	499	0.30%
U.S. Treasury Bill	N/A	3.499%	07/28/2026	1,300	1,297	1,296	0.77%
U.S. Treasury Bill	N/A	3.508%	08/04/2026	100	100	100	0.06%
U.S. Treasury Bill	N/A	3.541%	08/11/2026	400	398	398	0.24%
U.S. Treasury Bill	N/A	3.573%	08/18/2026	1,800	1,791	1,791	1.06%
U.S. Treasury Bill	N/A	3.605%	08/25/2026	500	497	497	0.29%
U.S. Treasury Bill	N/A	3.628%	08/27/2026	100	99	99	0.06%
U.S. Treasury Bill	N/A	3.634%	09/08/2026	10,000	9,931	9,930	5.87%
U.S. Treasury Bill	N/A	3.610%	09/10/2026	100	99	99	0.06%

Total U.S. Treasury Bills					15,411	15,409	9.13%

Total Short-Term Investments					34,102	34,098	20.19%

Total Investments					$202,599	$197,727	117.03%

(1)	All investments are U.S. domiciled, unless otherwise indicated.
(2)
The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as
“non-affiliated”
when the Company owns less than 5% of a portfolio company’s outstanding voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s outstanding voting securities. Unless otherwise indicated, all investments in the consolidated schedule of investments are non-affiliated
investments.

(3)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”) or Euro Interbank Offered Rate (“EURIBOR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of June 30, 2026, the reference rates for the floating rate loans were the 1 Month SOFR of 3.63%, 3 Month SOFR of 3.63%, 6 Month SOFR of 3.67%, 1 Month EURIBOR of 2.20%, 3 Month EURIBOR of 2.32% and 6 Month EURIBOR of 2.57%.

(4)	Interest rates on short-term investments are annualized.
(5)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements in the Notes to Consolidated Financial Statements.
(6)	Pledged as collateral against the credit facility. See Note 4. Borrowings in the Notes to Consolidated Financial Statements for additional information.
(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. Please refer to Note 8. Commitments & Contingencies for additional details.
(8)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, total non-qualifying
assets at fair value represented 1.7% of the Company’s total net assets calculated in accordance with the 1940 Act.

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

(9)	Investment is Germany domiciled.
(10)	Investment is Spain domiciled.
(11)
Investment is structured as a unitranche loan in which the Company has a portion of the
“last-out”
tranche of the loan, whereby the
“first-out”
tranche will have priority as to the
“last-out”
tranche with respect to payments of principal, interest and any other amounts due thereunder.

(12)
Represents
co-investments
made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.

(13)	The Company classifies this investment as affiliated. Transactions as of and for the six months ended June 30, 2026 in which the issuer was an affiliate of the Company are as follows:

For the Six Months Ended June 30, 2026						As of June 30, 2026
(amounts in thousands) Company	Purchases (cost)	Sales (cost)	Interest income	Amortization	Net unrealized gains (losses)	Fair Value
Voyatek	$25,361	$—	$610	$21	$(2,729)	$23,263

(14)	Non-income producing security.
ADDITIONAL INFORMATION
Foreign currency forward contracts (amounts in thousands):

Counterparty	Currency Purchased		Currency Sold		Settlement	Unrealized Appreciation (Depreciation)
Societe Generale	USD	3,129	EUR	2,682	7/2/2026	$64
Societe Generale	EUR	2,682	USD	3,051	7/2/2026	14
Societe Generale	USD	3,055	EUR	2,682	8/4/2026	(14)

Total foreign forward currency contracts						$64

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
June 30, 2026
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
As of June 30, 2026, the Company had total Capital Commitments of $187.2 million, none of which was unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on
investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
and Articles 6, 10 and 12 of Regulation
S-X.
Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The consolidated balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, investments are classified based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as
“non-affiliated”
when the Company owns less than 5% of a portfolio company’s outstanding voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s outstanding voting securities.
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
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2026 and December 31, 2025, the Company had deferred financing costs of $0.6 million and $0.7 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of June 30, 2026 and December 31, 2025, there were no expenses recoverable by the Advisor for organizational expenses paid on the Company’s behalf. As of June 30, 2026 and December 31, 2025, there was $1.1 million owed to the Advisor for organizational expenses paid on the Company’s behalf, which are recorded as “Organizational costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of June 30, 2026 and December 31, 2025, there were no expenses recoverable by the Advisor for offering costs paid on the Company’s behalf. As of June 30, 2026 and December 31, 2025, there was $20 owed to the Advisor for offering costs paid on the Company’s behalf, which are recorded as “Offering costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.

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
Cash, restricted cash and foreign currency consisted of the following as of June 30, 2026 and December 31, 2025. Foreign currency cost is disclosed on the Consolidated Statements of Assets and Liabilities.

	June 30, 2026	December 31, 2025
Cash	$543	$795
Restricted Cash	7,708	15,337
Foreign Currency	371	325

Total cash, restricted cash and foreign currency in the Consolidated Statement of Cash Flows	$8,622	$16,457

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
The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not
threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2026. The tax years that remain open to examination are the prior three years and prior four years for Federal and state tax returns, respectively, assuming tax filings have been made for such years.
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

For the three months ended June 30, 2026 and 2025, the Company incurred a management fee of $0.5 million and $0.6 million, respectively, of which 100%, in each case, was waived by the Advisor. For the six months ended June 30, 2026 and 2025, the Company incurred a management fee of $1.1 million and $1.3 million, respectively, of which 100%, in each case, was waived by the Advisor.
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
For the three months ended June 30, 2026 and 2025, the Company incurred an administration fee of $63 and $77, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred an administration fee of $127 and $152, respectively.
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through June 30, 2026. During the three and six months ended June 30, 2026 and the year ended December 31, 2025, the Advisor paid directors fees on behalf of the Company. As of June 30, 2026 and December 31, 2025, $0.7 million and $0.4 million, respectively, was reimbursable to the Advisor for directors fees, which are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended June 30, 2026 and 2025, the Company did not waive any organizational costs. For the six months ended June 30, 2026 and 2025, the Company did not waive any organizational costs.
For the three months ended June 30, 2026 and 2025, the Advisor did not recoup any expenses from the Company for prior expenses paid, which would be recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations. For the six months ended June 30, 2026 and 2025, the Advisor did not recoup any expenses from the Company for prior expenses paid, which would be recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations.
Due to/from Affiliate
There were no receivables or payables to affiliates as of June 30, 2026 and December 31, 2025.

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
co-investments
imposes extensive conditions on any
co-investments
made in reliance on such relief.
See
Note 1. Organization
for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2026 and December 31, 2025, the Company’s average asset coverage ratio was 580.9% and 600.7%, respectively.
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
The Company’s outstanding debt as of June 30, 2026 was as follows:

	June 30, 2026
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$40,000	$(35,132)	$4,868

Total	$40,000	$(35,132)	$4,868

(1)	The carrying value is presented gross of unamortized deferred financing costs of $ 0.6 million.
The Company’s outstanding debt as of December 31, 2025 was as follows:

	December 31, 2025
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$40,000	$(34,620)	$5,380

Total	$40,000	$(34,620)	$5,380

(1)	The carrying value is presented gross of unamortized deferred financing costs of $ 0.7 million.

The facility bears interest at a rate of the applicable Benchmark plus (a) 2.85% for SOFR advances, and (b) 1.85% for an advance bearing interest at the alternate base rate which is a rate of interest per annum equal to the higher of (a) the Prime Rate in effect on such day; and (b) the Federal Funds Rate in effect on such day plus 0.5% per annum (as such terms are defined in the Credit Facility). The facility bears an Unused Commitment Fee on the average daily unused amount in excess of the Minimum Usage Amount, if any, at a rate of 0.40% per annum (as such terms are defined in the Credit Facility). The Unused Commitment Fee expired on June 19, 2026. On November 14, 2024, the Credit Facility was amended (the “Second Amendment”) so that the Minimum Usage Amount is (a) zero prior to June 19, 2024, (b) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after June 19, 2024 to November 14, 2024, (c) an amount equal to 50% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after November 14, 2024 to May 14, 2025 and (d) an amount equal to 70% of the Maximum Facility Amount (as such term is defined in the Credit Facility) any date on or after May 15, 2025. The Subsidiary pays a Facility Servicer Fee in an aggregate amount equal to 0.03% per annum of the Maximum Facility Amount, an annual Collateral Custodian Fee (as such term is defined in the Credit Facility) of $5, an Agent Fee in an annual amount of $25, and a Rating Fee of $175 for the initial rating and an annual fee of $45 thereafter. In connection with the establishment of the Credit Facility, the Company paid upfront fees and incurred legal expenses of $2.4 million.
The following table represents interest, utilization and other fees for the Credit Facility for the three months ended June 30, 2026:

	Interest Rate	Unused Commitment Fee (3)	Interest Expense	Utilization Fee (2)	Other Fees (1)
Credit Facility	SOFR +2.85%	0.40%	$579	$—	$33

(1)	Includes unused commitment fees of $4, amortization expense for deferred financing costs of $27 and debt administration fees of $2.
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

(3)	The unused commitment fee expired on June 19, 2026.
The following table represents interest, utilization and other fees for the Credit Facility for the three months ended June 30, 2025:

	Interest Rate	Unused Commitment Fee (1)	Interest Expense	Utilization Fee (3)	Other Fees (2)
Credit Facility	SOFR +2.85%	0.40%	$922	$180	$119

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

The following table represents interest, utilization and other fees for the Credit Facility for the six months ended June 30, 2026:

	Interest Rate	Unused Commitment Fee (3)	Interest Expense	Utilization Fee (2)	Other Fees (1)
Credit Facility	SOFR +2.85%	0.40%	$1,104	$—	$72

(1)	Includes unused commitment fees of $12, amortization expense for deferred financing costs of $54 and debt administration fees of $6.
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

(3)	The unused commitment fee expired on June 19, 2026.

The following table represents interest, utilization and other fees for the Credit Facility for the six months ended June 30, 2025:

	Interest Rate	Unused Commitment Fee (1)	Interest Expense	Utilization Fee (3)	Other Fees (2)
Credit Facility	SOFR +2.85%	0.40%	$1,594	$410	$243

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
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of June 30, 2026 and December 31, 2025, the Subsidiary was in compliance with these covenants.
Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cashflow, are pledged as collateral for the Credit Facility.
The weighted average interest expense as a percentage of the aggregate borrowings outstanding for the three months ended June 30, 2026 and the year ended December 31, 2025 was 6.6% and 9.6%, respectively, with 0.5% and 7.2% attributable to stated interest expense, respectively. There was no realized loss on debt extinguishment as a percentage of the aggregate borrowings outstanding for the three months ended June 30, 2026. The realized loss on debt extinguishment as a percentage of the aggregate borrowings outstanding for the year ended December 31, 2025 was 2.6%. The weighted average debt of aggregate borrowings outstanding for the three months ended June 30, 2026 and the year ended December 31, 2025 was $35.1 million and $42.2 million, respectively.
5. Investments
Under the 1940 Act, the Company is required to separately identify non-controlled
investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act,
“non-affiliated
investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled,
non-affiliated;
non-controlled,
affiliated; and controlled affiliated investments is contained in the consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled,
non-affiliated;
non-controlled,
affiliated; or controlled affiliated investments.
Investments at fair value and cost consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$135,680	$133,133	$128,991	$127,576
Second Lien Senior Secured	7,355	6,930	6,770	6,620
Senior Unsecured	11,131	13,031	16,662	16,724
Common Stock	7,604	3,404	680	1,231
Preferred Stock	6,727	7,131	2,000	2,000
Warrants	—	—	2,491	387
Short-Term Investments	34,102	34,098	28,516	28,518

Total investments	$202,599	$197,727	$186,110	$183,056

The industry composition of investments as a percentage of total investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Chemicals	6.6%	6.7%
Consumer Products	2.2%	2.5%
Consumer Services	2.1%	1.2%
Diversified Manufacturing	—%	1.3%
Energy	3.6%	1.1%
Entertainment	1.4%	1.5%
Financial Other	4.0%	5.2%
Food and Beverage	—%	0.1%
Gaming	2.7%	2.7%
Healthcare	4.5%	4.4%
Industrial Other	9.5%	6.6%
Insurance Life	2.2%	5.0%
IT Services	5.6%	6.1%
Packaging	0.9%	1.0%
Pharmaceuticals	1.1%	1.2%
Professional Services	1.9%	—%
Retailers	0.9%	1.2%
Technology	33.5%	36.6%
Treasury Bills	7.8%	5.2%
U.S. Government Agencies	9.5%	10.4%

Total	100.0%	100.0%

As of June 30, 2026, 97.6% of investments held were based in the United States, 1.0% of investments held were based in Germany and 1.4% of investments held were based in Spain.
As of December 31, 2025, 95.9% of investments held were based in the United States, 2.6% of investments held were based in Germany and 1.5% of investments held were based in Spain.
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
The following tables summarize the fair value of the Company’s investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$31,304	$101,829	$133,133
Second Lien Senior Secured	—	425	6,505	6,930
Senior Unsecured	—	—	13,031	13,031
Common Stock	—	—	3,404	3,404
Preferred Stock	—	2,243	4,888	7,131
Warrants	—	—	—	—
Short-Term Investments	—	34,098	—	34,098

Total assets	$—	$68,070	$129,657	$197,727

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$64	$—	$64

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$41,094	$86,482	$127,576
Second Lien Senior Secured	—	628	5,992	6,620
Senior Unsecured	—	—	16,724	16,724
Common Stock	—	—	1,231	1,231
Preferred Stock	—	—	2,000	2,000
Warrants	—	—	387	387
Short-Term Investments	—	28,518	—	28,518

Total assets	$—	$70,240	$112,816	$183,056

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$(42)	$—	$(42)

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
The below tables present a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2026 and 2025:

		Beginning Balance at 12/31/2025	Net Purchases and Drawdowns (1)	In-Kind Contributions	Net Sales and Paydowns (2)	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 6/30/2026
Term Loans	First Lien Secured	$86,482	$21,977	$—	$(6,598)	$98	$(155)	$206	$—	$(181)	$101,829
Term Loans	Second Lien Secured	5,992	530	—	—	59	—	(76)	—	—	6,505
Term Loans	Senior Unsecured	16,724	1,323	—	(6,924)	71	—	1,837	—	—	13,031
Common Stocks		1,231	—	—	6,924	—	—	(4,751)	—	—	3,404
Preferred Stocks		2,000	2,716	—	—	—	—	172	—	—	4,888
Unlisted Warrants		387	—	—	—	—	(2,491)	2,104	—	—	—

Totals		$112,816	$26,546	$—	$(6,598)	$228	$(2,646)	$(508)	$—	$(181)	$129,657

(1)	Purchases and Drawdowns may include securities received in corporate actions and restructurings.
(2)	Sales and Paydowns may include securities delivered in corporate actions and restructuring of investments.

		Beginning Balance at 12/31/2024	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 6/30/2025
Term Loans	First Lien Secured	$46,917	$20,308	$—	$(511)	$125	$6	$(56)	$—	$(93)	$66,696
Term Loans	Second Lien Secured	5,395	189	—	—	35	—	(41)	—	—	5,578
Term Loans	Senior Unsecured	48,562	3,547	—	—	206	—	708	—	—	53,023
Common Stocks		891	—	—	—	—	—	161	—	—	1,052
Unlisted Warrants		1,480	—	—	—	—	—	248	—	—	1,728

Totals		$103,245	$24,044	$—	$(511)	$366	$6	$1,020	$—	$(93)	$128,077

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of June 30, 2026	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
First Lien Senior Secured	$78,751	Discounted Cash Flow	Discount Rate	6.79% – 22.50%	10.91%
	10,608	Recent Transaction	Purchase Price	n/a	n/a
	7,936	Comparable Multiple	EBITDA Multiple	8.00 x	8.00 x
	4,534	Third Party Vendor	Broker Quote	98.13%	98.13%
Second Lien Senior Secured	6,277	Discounted Cash Flow	Discount Rate	18.00%	18.00%
	228	Third Party Vendor	Broker Quote	39.00%	39.00%
Senior Unsecured	13,031	Comparable Multiple	EBITDA Multiple	8.00x	8.00x
Common Stock	3,404	Comparable Multiple	EBITDA Multiple	5.75x-8.00x	7.27x
Preferred Stock	4,888	Discounted Cash Flow	Discount Rate	19.00%	19.00%

Total Assets	$129,657

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$79,644	Discounted Cash Flow	Discount Rate	6.00% – 22.75%	10.70%
	7,680	Third Party Vendor	Broker Quote	39.00% - 100.50%	98.44%
	5,150	Recent Transaction	Purchase Price	n/a	n/a
Senior Unsecured	16,724	Discounted Cash Flow	Discount Rate	22.55%	22.55%
Common Stock	1,073	Comparable Multiple	EBITDA Multiple	n/a	5.72x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	20.75%/ 0.50 x
Preferred Stock	2,000	Recent Transaction	Purchase Price	n/a	n/a
Warrants	387	Comparable Multiple	EBITDA Multiple	n/a	8.00x

Total Assets	$112,816

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
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
For the six months ended June 30, 2026 and the year ended December 31, 2025, the Company’s average USD notional exposure to foreign currency forward contracts was $20 and $3, respectively.
The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities were as follows:

		Gross	Gross	Net Amount	Collateral
		Amount	Amount	of Assets	(Received)	Net
Reporting Date	Counterparty	of Assets	of Liabilities	or (Liabilities)	Pledged (1)	Amounts (2)
June 30, 2026	Societe Generale	$78	$(14)	$64	$—	$64

(1)	Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

		Gross	Gross	Net Amount	Collateral
		Amount	Amount	of Assets	(Received)	Net
Reporting Date	Counterparty	of Assets	of Liabilities	(Liabilities)	Pledged (1)	Amounts (2)
December 31, 2025	Societe Generale	$—	$(42)	$(42)	$—	$(42)

(1)	Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized gain (loss) on foreign currency forward contracts	$59	$(189)	$4	$(170)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(11)	(39)	106	(150)

Total net realized and unrealized gains (losses) on foreign currency forward contracts	48	(228)	110	(320)

8. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of June 30, 2026 and December 31, 2025, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The fair value of the amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities unless determined to be material. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.

As of June 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment Type	June 30, 2026
Apex Service Partners, LLC	Revolving Loan	$137
Argano, LLC	Delayed Draw Term Loan	3,027
Arrow Borrower 2025, Inc.	Revolving Loan	582
Cerity Partners, LLC	Delayed Draw Term Loan	4,587
Cerity Partners, LLC	Revolving Loan	215
Crowe	Delayed Draw Term Loan	400
Crowe	Revolving Loan	200
DataBricks, Inc.	Delayed Draw Term Loan	3,621
Denali Intermediate Holdings, Inc.	Revolving Loan	129
DRS Holdings III, Inc.	Revolving Loan	268
Dwyer Instruments, LLC	Revolving Loan	92
Eide Bailly	Delayed Draw Term Loan	599
Eide Bailly	Revolving Loan	399
Guardian Capital	Delayed Draw Term Loan	600
Integrity Marketing Acquisition, LLC	Revolving Loan	362
Minotaur Acquisition, Inc.	Revolving Loan	384
MRI Software, LLC	Revolving Loan	220
MSCI	Delayed Draw Term Loan	1,124
RKD Group LLC	Delayed Draw Term Loan	311
RKD Group LLC	Revolving Loan	178
Seahawk Buyer, LLC	Delayed Draw Term Loan	831
Seahawk Buyer, LLC	Revolving Loan	176
Mustang Express Holdco, LLC	Preferred Stock	5,448

Total		$23,890

Portfolio Company	Investment Type	December 31, 2025
Acuity Eyecare Holdings, LLC	Delayed Draw Term Loan	$693
Apex Service Partners, LLC	Delayed Draw Term Loan	202
Apex Service Partners, LLC	Revolving Loan	187
Argano, LLC	Delayed Draw Term Loan	5,000
Arrow Borrower 2025, Inc.	Revolving Loan	582
Cerity Partners, LLC	Delayed Draw Term Loan	4,587
Cerity Partners, LLC	Revolving Loan	347
DataBricks, Inc.	Delayed Draw Term Loans	3,942
Denali Intermediate Holdings, Inc.	Revolving Loan	157
DRS Holdings III, Inc.	Revolving Loan	268
Dwyer Instruments, LLC	Revolving Loan	389
Guardian Capital	Delayed Draw Term Loan	600
Integrity Marketing Acquisition, LLC	Revolving Loan	741
Minotaur Acquisition, Inc.	Revolving Loan	384
MRI Software, LLC	Revolving Loan	235
RKD Group LLC	Delayed Draw Term Loan	311
RKD Group LLC	Revolving Loan	178
U.S. Renal	Delayed Draw Term Loan	75
Mustang Express Holdco, LLC	Preferred Stock	8,100

Total		$26,978

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
9. Net Assets
Equity Issuance
For the three and six months ended June 30, 2026, the Company’s authorized stock consisted of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.
The Company did not hold a closing of the continuous Private Offering for the three and six months ended June 30, 2026.
Distributions and Distribution Reinvestment
The following table summarizes distributions declared during the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Dividend Per Share
February 12, 2026	February 12, 2026	February 17, 2026	$0.17
May 13, 2026	May 12, 2026	May 15, 2026	$0.17
The following table summarizes distributions declared during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 8, 2025	May 20, 2025	May 22, 2025	$0.12
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
For the three and six months ended June 30, 2026, no Share repurchase was offered or requested and no Shares were repurchased.
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
10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net increase (decrease) in net assets resulting from operations	$2,136	$4,239	$2,511	$7,116
Weighted average shares of common stock outstanding -basic and diluted	20,196,766	23,080,085	20,196,766	23,080,085
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.11	$0.18	$0.13	$0.31
11. Financial Highlights

	Six Months Ended
	June 30, 2026	June 30, 2025
Per share data (1) :
Net asset value, beginning of period	$8.58	$8.71
Net investment income (loss)	0.35	0.39
Net realized and unrealized gain (loss) on investment transactions (2)	(0.22)	(0.08)

Net increase (decrease) in net assets from operations	0.13	0.31
Distributions declared	(0.34)	(0.12)

Total increase (decrease) in net assets	(0.21)	0.19

Net asset value, end of period	$8.37	$8.90

Shares Outstanding, end of period	20,196,766	23,080,085
Total Return (3)	1.50%	3.57%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(6)	3.63%	4.19%
Ratio of expenses to average net assets, net of waivers (4)	2.38%	2.93%
Ratio of net investment income (loss) to average net assets (4)(6)	8.38%	8.92%
Net Assets, end of period	$168,953	$205,359
Weighted average shares outstanding	20,196,766	23,080,085
Total capital commitments, end of period	$187,193	$216,026
Weighted average debt outstanding	33,568,193	44,289,225
Asset coverage ratio	580.91%	477.13%
Portfolio turnover rate (5)	42.92%	16.03%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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

(4)	Average net assets are computed using the average balance of net assets at the end of each quarter of the reporting period.
(5)	Not annualized.
(6)	Ratio of total expenses to average net assets is calculated using total operating expenses, including income tax expense.
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
On August 7
, 2026, the Board declared a dividend of $0.17 per share, which is payable on August
1
2, 2026 to stockholders of record as of
August 7
, 2026.

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

Portfolio, Investment Activity and Results of Operations

As of June 30, 2026, the Company had investments, excluding cash equivalents, in 43 portfolio companies across 16 industries. Based on fair value as of June 30, 2026, 79.8% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. As of June 30, 2026, approximately 79.8% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR or EURIBOR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.6% as of June 30, 2026. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of June 30, 2026, the Company’s estimated weighted average total yield of investments in debt securities was 9.2%. Weighted average yields are based on interest rates as of June 30, 2026.

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

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	June 30, 2026
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	182,172	92.1	43
Risk rating 3	15,555	7.9	2
Risk rating 4	—	—	—

	$197,727	100.0%	45

	December 31, 2025
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	182,837	99.9	39
Risk rating 3	219	0.1	1
Risk rating 4	—	—	—

	$183,056	100.0%	40

Consolidated Results of Operations

The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$4,418	$5,652	$9,104	$11,893
Less: Net expenses	1,016	1,641	1,957	2,940

Net investment income (loss) before taxes	3,402	4,011	7,147	8,953

Income tax expense	49	—	58	—

Net investment income (loss) after taxes	3,353	4,011	7,089	8,953

Net realized gain (loss)	(2,801)	(716)	(2,856)	(981)
Net change in unrealized appreciation (depreciation)	1,584	944	(1,722)	(856)

Net increase (decrease) in Net Assets resulting from operations	$2,136	$4,239	$2,511	$7,116

Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Interest income	$3,665	$4,834	$7,446	$8,123
Payment in-kind interest	741	801	1,638	3,737
Other income	12	17	20	33

Total Investment Income	$4,418	$5,652	$9,104	$11,893

For the three and six months ended June 30, 2026 and 2025, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $197.7 million as of June 30, 2026 and $183.1 million as of December 31, 2025. As of such dates, all of the Company’s debt investments were income-producing. For the three months ended June 30, 2026 and 2025, PIK income represented 16.8% and 14.2% of total investment income, respectively. For the six months ended June 30, 2026 and 2025, PIK income represented 18.0% and 31.4% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expenses:
Management fee	$529	$637	$1,058	$1,260
Directors fees	136	136	273	179
Administration fee	63	77	127	152
Interest expense	612	1,221	1,176	2,247
Franchise tax expense	50	50	100	100
Legal expenses	41	113	73	184
Other expenses	114	44	208	78

Total expenses	$1,545	$2,278	$3,015	$4,200

Waivers	(529)	(637)	(1,058)	(1,260)

Net expenses	$1,016	$1,641	$1,957	$2,940

Other expenses include valuation, insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in the Company’s initial formation and the Company’s offering of Shares.

Waivers include organizational costs and management fee waivers.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized gain (loss)
Non-affiliated investments	$(2,860)	$(533)	$(2,860)	$(818)
Over the counter financial derivative instruments	59	(189)	4	(170)
Foreign currency	—	6	—	7

Total net realized gain (loss)	$(2,801)	$(716)	$(2,856)	$(981)
Net change in unrealized appreciation (depreciation) from:
Affiliated investments	$(2,729)	$—	$(2,729)	$—
Non-affiliated investments	4,328	959	910	(730)
Over the counter financial derivative instruments	(11)	(39)	106	(150)
Foreign currency	(4)	24	(9)	24

Total change in unrealized appreciation (depreciation)	$1,584	$944	$(1,722)	$(856)

Total realized and unrealized gain (loss)	$(1,217)	$228	$(4,578)	$(1,837)

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

For the three and six months ended June 30, 2026 and 2025, we did not incur any excise tax.

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

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after (and including) such borrowing. As of June 30, 2026 and December 31, 2025, our average asset coverage ratio was 580.9% and 600.7%, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company had $35.1 million and $34.6 million, respectively, of outstanding borrowings. See Note 4. Borrowings under Item 1. Unaudited Consolidated Financial Statements in this Report for more information.

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

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of June 30, 2026, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows:

Unfunded Commitments	As of June 30, 2026
First Lien Senior Secured	$18,442
Preferred Stock	5,448

Total Unfunded Commitments	$23,890

Unfunded Commitments	As of December 31, 2025
First Lien Senior Secured	$18,878
Preferred Stock	8,100

Total Unfunded Commitments	$26,978

Unregistered Sales of Equity Securities

For the three and six months ended June 30, 2026 and 2025, the Company did not hold closings of our continuous Private Offering of Shares.

Distributions and Distribution Reinvestment

The following table summarizes distributions declared during the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Dividend Per Share
February 12, 2026	February 12, 2026	February 17, 2026	$0.17
May 13, 2026	May 12, 2026	May 15, 2026	$0.17

The following table summarizes distributions declared during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 8, 2025	May 20, 2025	May 22, 2025	$0.12

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

See Item 1. Consolidated Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 3. Related Party Transactions.

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

Assuming that the Consolidated Statements of Assets and Liabilities as of June 30, 2026, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(325)	$—	$(325)
Up 100 basis points	$1,300	$—	$1,300
Up 200 basis points	$2,601	$—	$2,601
Up 300 basis points	$3,901	$—	$3,901

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended June 30, 2026 to the risk factors set forth in the Company’s most recent
Form 10-K.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
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

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: August 11, 2026	By:	/s/ John W. Lane*
John W. Lane
President
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Crystal Porter*
Crystal Porter
Treasurer
(Principal Financial and Accounting Officer)

Date: August 11, 2026	*By:	/s/ William J. Bielefeld
William J. Bielefeld
As attorney-in-fact

*	Pursuant to power of attorney filed as an exhibit to the registrant’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.