Form 10-Q
period 2026-09-30
PIMCO Capital Solutions BDC Corp.
filed 2026-11-12
CIK 1905824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
of the Exchange Act). Yes ☐ No ☒
The issuer had 20,196,766 shares of common stock, $0.001 par value per share, outstanding as of November 11, 2026.

PIMCO CAPITAL SOLUTIONS BDC CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value
Affiliated investments, at fair value (cost of $27,075 and $0, respectively)	$23,066	$—
Non-affiliated investments, at fair value (cost of $167,766 and $186,110, respectively)	166,142	183,056

Investments at fair value (cost of $194,841 and $186,110, respectively)	189,208	183,056
Financial derivative instruments
Over the counter	123	—
Cash	455	795
Restricted cash	11,453	15,337
Foreign currency, at value (cost of $484 and $317, respectively)	479	325
Interest receivable	1,137	1,451
Receivable for paydowns and sales of investments	1,347	11,096
Deferred financing costs	620	701

Total Assets	$204,822	$212,761

Liabilities
Debt	29,759	34,620
Financial derivative instruments
Over the counter	26	42
Payable for investments purchased	2,541	1,283
Interest payable	406	435
Accrued administration fee	64	66
Organizational costs payable to Advisor	1,109	1,109
Offering costs payable to Advisor	20	20
Directors fee reimbursement to Advisor	522	395
Accrued legal fee	647	522
Accrued commitment fee	77	105
Other liabilities	796	822

Total Liabilities	$35,967	$39,419

Commitments & Contingencies (Note 8)
Net Assets
Common stock, $0.001 par value, 250,000,000 shares authorized, 20,196,766 and 20,196,766 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$20	$20
Paid-in-capital in excess of par	215,709	215,709
Distributable earnings (loss)	(46,874)	(42,387)

Total Net Assets	$168,855	$173,342

Total Liabilities and Net Assets	$204,822	$212,761

Net asset value per share	$8.36	$8.58

See accompanying notes to consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment Income
From affiliated investments:
Interest income	$100	$—	$137	$—
Payment in-kind interest	978	—	1,588	—

Total investment income from affiliated investments	1,078	—	1,725	—
From non-affiliated investments:
Interest income	3,675	4,933	11,085	13,057
Payment in-kind interest	129	854	1,157	4,590
Other income	22	35	42	66

Total investment income from non-affiliated investments	3,826	5,822	12,284	17,713

Total investment income	$4,904	$5,822	$14,009	$17,713

Expenses
Management fee	$532	$641	$1,589	$1,900
Directors fee	24	136	296	315
Administration fee	64	77	190	228
Interest expense	557	1,216	1,733	3,463
Franchise tax expense	50	50	150	150
Legal expenses	56	79	129	263
Other expenses	201	49	413	127

Total expenses	$1,484	$2,248	$4,500	$6,446
Less: Waivers (Note 3)	(532)	(641)	(1,589)	(1,900)

Net expenses	952	1,607	2,911	4,546
Net investment income (loss) before taxes	$3,952	$4,215	$11,098	$13,167

Income tax expense	$23	$—	$81	$—

Net investment income (loss) after taxes	$3,929	$4,215	$11,017	$13,167

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-affiliated investments	(20)	(8,761)	(2,880)	(9,579)
Debt extinguishment	—	(1,100)	—	(1,100)
Over the counter financial derivative instruments	5	(102)	9	(271)
Foreign currency	—	46	—	53

Total net realized gain (loss)	(15)	(9,917)	(2,871)	(10,897)

Net change in unrealized appreciation (depreciation) from:
Affiliated investments	(1,280)	—	(4,009)	—
Non-affiliated investments	520	2,929	1,430	2,199
Over the counter financial derivative instruments	33	96	140	(54)
Foreign currency	(4)	(15)	(13)	9

Total change in unrealized appreciation (depreciation)	(731)	3,010	(2,452)	2,154

Net realized and unrealized gains (losses)	(746)	(6,907)	(5,323)	(8,743)

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,183	$(2,692)	$5,694	$4,424

Weighted average shares outstanding (basic and diluted)	20,196,766	23,080,085	20,196,766	23,080,085
Net Investment income (loss) after taxes per share (basic and diluted)	$0.19	$0.18	$0.55	$0.57
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.16	$(0.12)	$0.28	$0.19
See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income after taxes	$3,929	$4,215	$11,017	$13,167
Net realized gain (loss)	(15)	(9,917)	(2,871)	(10,897)
Net change in unrealized appreciation (depreciation)	(731)	3,010	(2,452)	2,154

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,183	$(2,692)	$5,694	$4,424

Distributions to stockholders from:
Distributable earnings	(3,281)	(2,550)	(10,181)	(5,300)

Total distributions to stockholders	(3,281)	(2,550)	(10,181)	(5,300)

Total Increase (Decrease) in Net Assets	$(98)	$(5,242)	$(4,487)	$(876)

Net Assets
Beginning of period	$168,953	$205,359	$173,342	$200,993

End of period	$168,855	$200,117	$168,855	$200,117

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows From Operating Activities:
Net Increase (Decrease) in Net Assets from Operations	$5,694	$4,424
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of long-term securities	(80,856)	(44,171)
Proceeds from sales of long-term securities	88,746	84,788
Sales (Purchases) of short-term portfolio investments, net	(15,010)	(44,881)
Net change in unrealized (appreciation) depreciation on investments	(1,430)	(2,199)
Net change in unrealized (appreciation) on investments in affiliates	4,009	—
Net change in unrealized (appreciation) depreciation on over the counter financial derivative instruments	(140)	54
Net realized (gain) loss on investments	2,880	9,579
Net realized (gain) loss on debt extinguishment	—	1,100
Payment in-kind interest	(1,157)	(4,590)
Payment in-kind interest from affiliated investments	(1,588)	—
Net (accretion) on investments	(1,543)	(1,700)
Net (accretion) on affiliated investments	(126)	—
Paydown (gain)	(76)	(53)
Amortization of deferred financing costs	81	194
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	314	1,645
(Increase) decrease in paydown receivable and sales of investments	9,749	5,074
Increase (decrease) in interest payable	(29)	(737)
Increase (decrease) in accrued administration fee	(2)	2
Increase (decrease) in payable for investments purchased	1,258	(5,414)
Increase (decrease) in directors fee reimbursement to Advisor	127	312
Increase (decrease) in accrued legal fee	125	172
Increase (decrease) in accrued commitment fee	(28)	(46)
Increase (decrease) in other liabilities	(26)	217

Net cash provided by (used for) operating activities	$10,972	$3,770

Cash Flows From Financing Activities:
Proceeds from debt	$4,445	$27,015
Repayment of debt	(9,306)	(25,877)
Distributions paid	(10,181)	(5,300)

Net cash provided by (used for) financing activities	$(15,042)	$(4,162)

Net increase (decrease) in cash, restricted cash and foreign currency	(4,070)	(392)

Cash, restricted cash and foreign currency, beginning of period	16,457	2,196

Cash, restricted cash and foreign currency, end of period	$12,387	$1,804

Supplemental and Cash Flow Information:
Interest paid during the period	$1,681	$4,006
Tax expenses paid during the period	$323	$122

Supplemental and Non-Cash Information:
Exchange of investments	9,128	17,945

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1)(2)	Reference Rate Spread (3)	Interest Rate (4)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Chemicals
Puris LLC Term Loan (5)(6)	SOFR + 5.750%	9.825%	06/30/2031	5,776	$5,720	$5,628	3.33%

Total Chemicals					5,720	5,628	3.33%
Consumer Products
DRS Holdings III, Inc. (5)(6)(7)	SOFR + 5.250%	8.936%	11/01/2028	4,118	4,122	4,114	2.44%

Total Consumer Products					4,122	4,114	2.44%
Consumer Services
Argano, LLC Delayed Draw Term Loan (5)(6)(7)	SOFR + 5.500%	9.401%	09/13/2029	4,998	2,568	2,567	1.52%
RKD Group Term Loan (5)(6)	SOFR + 5.250%	8.973%	05/19/2031	2,282	2,273	2,269	1.34%
RKD Group Delayed Draw Term Loan (5)(6)(7)	SOFR + 5.250%	9.009%	05/19/2031	311	95	96	0.06%
RKD Group Revolving Credit Loan (5)(7)	SOFR + 5.250%	9.022%	05/19/2031	178	80	80	0.05%
Whitsons Holding Group, LLC Term Loan	SOFR + 5.000%	9.033%	09/24/2032	1,654	1,645	1,646	0.97%
Whitsons Holding Group, LLC Revolving Credit Loan (7)	SOFR + 5.000%	9.033%	09/24/2032	231	76	76	0.05%

Total Consumer Services					6,737	6,734	3.99%
Entertainment
SubCalidora 2 S.a r.l. Term Loan (5)(8)(10)	EURIBOR + 5.750%	8.041%	08/14/2029	2,384	2,560	2,681	1.59%

Total Entertainment					2,560	2,681	1.59%
Financial Other
Asurion, LLC B-12 Term Loan (6)	SOFR + 4.250%	8.073%	09/19/2030	3,239	3,226	3,165	1.87%
Cerity Partners Equity Holding LLC Initial Revolving Loan (7)	SOFR + 4.500%	8.401%	07/28/2031	413	208	180	0.11%
Cerity Partners Equity Holding LLC Delayed Draw Term Loan (5)(6)(7)	SOFR + 4.500%	8.575%	07/28/2031	4,587	1,627	1,627	0.96%
Minotaur Acquisition, Inc. Delayed Draw A Term Loan (5)(6)	SOFR + 5.000%	9.075%	06/03/2030	634	633	635	0.38%
Minotaur Acquisition, Inc. Delayed Draw B Term Loan (5)(6)	SOFR + 5.000%	9.075%	06/03/2030	546	545	547	0.32%
Minotaur Acquisition, Inc. Term B Loan (5)(6)	SOFR + 5.000%	9.075%	06/03/2030	3,224	3,219	3,230	1.91%

Total Financial Other					9,458	9,384	5.55%
Gaming
Strategic Gaming Term Loan (5)(6)	SOFR + 7.000%	10.753%	10/15/2030	5,000	4,890	5,507	3.26%

Total Gaming					4,890	5,507	3.26%
Healthcare
Acuity Eyecare Holdings, LLC Delayed Draw Term Loan (5)(6)	SOFR + 5.900%	9.975%	03/27/2027	4,963	4,970	4,945	2.93%
Dialysis Holdco, LLC Delayed Draw Term Loan (5)(6)	SOFR + 6.000%	9.901%	11/26/2030	75	74	76	0.05%
Dialysis Holdco, LLC Term Loan (5)(6)	SOFR + 6.000%	9.901%	11/26/2030	600	590	609	0.36%
Paradigm Parent, LLC Initial Term Loan	SOFR + 4.500%	8.575%	04/16/2032	1,990	1,817	1,857	1.10%
U.S. Renal Care, Inc. Closing Date Term Loan (6)	SOFR + 5.114%	9.015%	06/20/2028	1,551	1,241	1,507	0.89%

Total Healthcare					8,692	8,994	5.33%
Industrial Other
Apex Service Partners, LLC Initial Delayed Term Loan (5)	SOFR + 5.000%	9.075%	10/24/2030	751	747	751	0.44%
Apex Service Partners, LLC Delayed Term Loan (5)	SOFR + 5.000%	9.075%	10/24/2030	749	747	749	0.44%
Apex Service Partners, LLC Second Amendment Delayed Term Loan (5)	SOFR + 5.000%	9.075%	10/24/2030	641	641	641	0.38%
Apex Service Partners, LLC Revolving Credit Loan (5)(7)	SOFR + 5.000%	9.075%	10/24/2029	253	—	—	0.00%
Apex Service Partners, LLC Term Loan (5)	SOFR + 5.000%	9.075%	10/24/2030	3,156	3,135	3,156	1.87%
Apex Service Partners, LLC Second Amendment Term Loan (5)	SOFR + 5.000%	9.075%	10/24/2030	218	216	218	0.13%
Guardian Capital Term Loan (5)	SOFR + 5.500%	9.186%	08/30/2032	4,400	4,361	4,400	2.61%
Machine Sciences Corporation Term Loan (5)	SOFR + 4.750%	8.825%	03/31/2032	1,369	1,359	1,360	0.81%
Mars Energy Term Loan (5)	SOFR + 7.250%	10.933%	02/26/2032	2,000	1,961	1,960	1.16%
Seahawk Buyer, LLC Revolving Term Loan (5)(6)(7)	SOFR + 5.250%	9.150%	04/30/2032	232	69	69	0.04%
Seahawk Buyer, LLC Term Loan (5)(6)	SOFR + 5.250%	8.987%	04/30/2032	1,157	1,151	1,149	0.68%
Stepstone Group Midco 2 GmbH Term Loan (6)(9)	SOFR + 4.500%	8.161%	12/19/2031	2,469	2,467	1,967	1.16%
Stormlight Term Loan (5)	SOFR + 4.750%	8.620%	02/27/2030	4,205	4,205	4,205	2.49%

Total Industrial Other					21,059	20,625	12.21%
Insurance Life
Integrity Marketing Acquisition, LLC Incremental Term Loan (5)	SOFR + 5.000%	8.764%	08/25/2028	4,391	4,394	4,391	2.60%

Total Insurance Life					4,394	4,391	2.60%
IT Services
Alorica, Inc. Term Loan (5)(6)	SOFR + 6.875%	10.776%	12/21/2027	11,065	11,030	11,065	6.55%

Total IT Services					11,030	11,065	6.55%

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1)(2)	Reference Rate Spread (3)	Interest Rate (4)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured
Packaging
Clydesdale Acquisition Holdings, Inc. Refinancing Term Loan (6)	SOFR + 3.750%	7.651%	04/01/2032	1,261	$1,248	$1,254	0.74%

Total Packaging					1,248	1,254	0.74%
Professional Services
Crowe Term Loan (5)(6)	SOFR + 5.500%	9.258%	08/07/2033	1,800	1,782	1,782	1.06%
Eide Bailly Term Loan (5)(6)	SOFR + 5.000%	8.823%	07/29/2033	1,997	1,977	1,977	1.17%

Total Professional Services					3,759	3,759	2.23%
Retailers
LBM Acquisition, LLC Incremental Term Loan (6)	SOFR + 3.850%	7.750%	06/06/2031	2,166	1,897	1,535	0.91%

Total Retailers					1,897	1,535	0.91%
Technology
Arctic Wolf Networks, Inc. Term Loan (5)(6)	SOFR + 5.750%	9.573%	02/04/2030	4,000	3,945	3,918	2.32%
Arrow Borrower 2025, Inc. Term Loan (5)	SOFR + 4.250%	8.325%	10/15/2032	4,267	4,242	4,192	2.48%
Caldera Medical Term Loan (5)(6)	SOFR + 7.000%	10.738%	01/30/2030	4,888	4,821	4,794	2.84%
CoreWeave Compute Acquisition Co. IV, LLC Initial Term Loan (5)(6)	SOFR + 6.000%	9.741%	05/16/2029	1,833	1,833	1,884	1.12%
Cotiviti, Inc. Initial Term Loan (6)	SOFR + 2.750%	6.433%	05/01/2031	1,929	1,929	1,855	1.10%
Cotiviti, Inc. Initial Term Loan (6)	SOFR + 2.750%	6.433%	03/26/2032	1,778	1,763	1,703	1.01%
DataBricks, Inc. Delayed Draw Term Loan (6)(7)	SOFR + 4.500%	8.268%	01/05/2032	3,621	—	11	0.01%
DataBricks, Inc. Term Loan (6)	SOFR + 4.500%	8.268%	01/05/2032	1,450	1,446	1,452	0.86%
Denali Intermediate Holdings, Inc. Term Loan (5)(6)	SOFR + 5.500%	9.400%	08/26/2032	1,561	1,548	1,486	0.88%
Denali Intermediate Holdings, Inc. Revolving Credit Loan (5)(7)	SOFR + 5.500%	9.400%	08/26/2032	157	46	45	0.03%
MH Sub I, LLC Term Loan (6)	SOFR + 4.250%	8.151%	05/03/2028	1,448	1,406	1,437	0.85%
MH Sub I, LLC Term Loan (6)	SOFR + 4.250%	8.151%	12/31/2031	980	958	920	0.54%
MRI Software, LLC Revolving Credit Loan (5)(7)	SOFR + 4.750%	8.825%	02/10/2028	294	73	73	0.04%
MRI Software, LLC Term Loan (5)	SOFR + 4.750%	8.825%	02/10/2028	4,608	4,602	4,470	2.65%
Newfold Digital Holdings Group, Inc. Initial Tranche A Term Loan (6)(11)	SOFR + 3.600%	7.361%	04/30/2029	4,763	4,805	4,090	2.42%
Newfold Digital Holdings Group, Inc. New Money Tranche A Term Loan(6)(11)	SOFR + 5.750%	9.511%	04/30/2029	288	279	247	0.15%
Polaris Newco, LLC Dollar Term Loan (6)	SOFR + 4.261%	8.084%	06/02/2028	1,438	1,422	1,351	0.80%
Renaissance Holding Corp. Initial Term Loan	SOFR + 4.000%	7.901%	04/05/2030	4,887	4,887	3,745	2.22%
Voyatek, B-1 (5)(13)	N/A	20.000% PIK	06/12/2031	7,583	7,583	7,583	4.49%
Voyatek, B-2 (5)(13)	N/A	20.000% PIK	06/12/2031	758	758	758	0.45%

Total Technology					48,346	46,014	27.26%

Total First Lien Senior Secured					133,912	131,685	77.99%

Second Lien Senior Secured
Chemicals
K2 Pure Solutions Nocal Holding 2L Term Loan (5)(12)	N/A	17.000% (7.000% PIK)	01/30/2029	6,343	6,098	6,385	3.78%

Total Chemicals					6,098	6,385	3.78%
Technology
Mavenir Systems, Inc. 2L Term Loan (5)(8)	N/A	12.000% PIK	07/26/2030	602	421	235	0.14%
Newfold Digital Holdings Group, Inc. Initial Tranche B Term Loan (11)	SOFR + 3.600%	7.361%	04/30/2029	976	985	497	0.29%

Total Technology					1,406	732	0.43%

Total Second Lien Senior Secured					7,504	7,117	4.21%

Senior Unsecured
Technology
Voyatek (5)(12)(13)	N/A	17.000% PIK	08/21/2029	13,604	11,809	13,604	8.06%

Total Technology					11,809	13,604	8.06%

Total Senior Unsecured					11,809	13,604	8.06%

Total Debt Investments					153,225	152,406	90.26%

Common Stock
Chemicals
K2 Propco Class S Units (5)(12)(14)	N/A	N/A	N/A	113	36	100	0.06%
K2 Pure Solutions Class S Units (5)(12)(14)	N/A	N/A	N/A	897	285	797	0.47%

Total Chemicals					321	897	0.53%

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Investments (1)(2)	Reference Rate Spread (3)	Interest Rate (4)	Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Net Assets
Common Stock (continued)
Retailers
West Marine/Rising Tide Holdings, Inc. (5)(14)	N/A	N/A	N/A	25,000	$359	$—	0.00%

Total Retailers					359	—	0.00%
Technology
Voyatek, Class A (5)(13)(14)	N/A	N/A	N/A	5	6,925	1,121	0.66%

Total Technology					6,925	1,121	0.66%

Total Common Stock					7,605	2,018	1.19%

Preferred Stock
Energy
Mustang Express, Series A (5)(14)	N/A	N/A	N/A	6,627	6,870	7,339	4.35%
Venture Global, Inc. (14)	N/A	N/A	N/A	2,300,000	2,011	2,322	1.37%

Total Preferred Stock					8,881	9,661	5.72%

Warrants
Retailers
West Marine/Rising Tide Holdings, Inc. (5)(14)	N/A	N/A	09/08/2028	47,166	—	—	—

Total Retailers					—	—	—

Total Warrants					—	—	—

Short-Term Investments
U.S. Government Agencies
Federal Home Loan Bank Discount Note	N/A	3.808%	10/21/2026	400	399	399	0.24%
Federal Home Loan Bank Discount Note	N/A	3.809%	10/22/2026	100	100	100	0.06%
Federal Home Loan Bank Discount Note	N/A	3.809%	10/23/2026	700	699	698	0.41%
Federal Home Loan Bank Discount Note	N/A	3.812%	10/29/2026	300	299	299	0.18%
Federal Home Loan Bank Discount Note	N/A	3.927%	11/09/2026	700	697	697	0.41%
Federal Home Loan Bank Discount Note	N/A	3.935%	11/27/2026	1,000	994	994	0.59%

Total U.S. Government Agencies					3,188	3,187	1.89%
U.S. Treasury Bills
U.S. Treasury Bill	N/A	3.723%	10/29/2026	5,700	5,683	5,683	3.36%
U.S. Treasury Bill	N/A	3.786%	11/03/2026	1,400	1,395	1,395	0.83%
U.S. Treasury Bill	N/A	3.811%	11/05/2026	1,200	1,196	1,196	0.71%
U.S. Treasury Bill	N/A	0.000%	11/12/2026	1,200	1,195	1,195	0.71%
U.S. Treasury Bill	N/A	3.881%	11/17/2026	100	99	99	0.06%
U.S. Treasury Bill	N/A	3.935%	12/03/2026	600	596	596	0.35%
U.S. Treasury Bill	N/A	3.946%	12/08/2026	100	99	99	0.06%
U.S. Treasury Bill	N/A	3.964%	12/17/2026	500	496	496	0.29%
U.S. Treasury Bill	N/A	3.961%	12/22/2026	200	198	198	0.12%
U.S. Treasury Bill	N/A	4.040%	01/05/2027	10,600	10,491	10,485	6.21%
U.S. Treasury Bill	N/A	4.037%	01/12/2027	400	395	395	0.23%
U.S. Treasury Bill	N/A	0.000%	01/26/2027	100	99	99	0.06%

Total U.S. Treasury Bills					21,942	21,936	12.99%

Total Short-Term Investments					25,130	25,123	14.88%

Total Investments					$194,841	$189,208	112.05%

(1)	All investments are U.S. domiciled, unless otherwise indicated.
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
investments.

(3)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”) or Euro Interbank Offered Rate (“EURIBOR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of September 30, 2026, the reference rates for the floating rate loans were the 1 Month SOFR of 3.91%, 3 Month SOFR of 4.08%, 6 Month SOFR of 4.27%, 1 Month EURIBOR of 2.50%, 3 Month EURIBOR of 2.62% and 6 Month EURIBOR of 3.07%.

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
(8)
The investment is treated as a
non-qualifying
asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying
asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, total non-qualifying
assets at fair value represented 1.7% of the Company’s total net assets calculated in accordance with the 1940 Act.

See accompanying notes to unaudited consolidated financial statements.

PIMCO Capital Solutions BDC Corp.
Consolidated Schedule of Investments as of September 30, 2026
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

(13)	The Company classifies this investment as affiliated. Transactions as of and for the nine months ended September 30, 2026 in which the issuer was an affiliate of the Company are as follows:

Company	Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Net realized gains (losses)	Net change in unrealized gains (losses)	Fair Value at September 30, 2026	Amount of dividends and interest included in income
Voyatek	$—	$27,075	$—	$—	$(4,009)	$23,066	$1,725

*
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company into this category from a different category.

**
Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company out of this category into a different category.

(14)	Non-income producing security.
ADDITIONAL INFORMATION
Foreign currency forward contracts (amounts in thousands):

Counterparty	Currency Purchased		Currency Sold		Settlement	Unrealized Appreciation (Depreciation)
Societe Generale	USD	3,135	EUR	2,682	10/2/2026	$97
Societe Generale	EUR	2,682	USD	3,063	10/2/2026	(26)
Societe Generale	USD	3,067	EUR	2,682	11/3/2026	26

Total foreign forward currency contracts						$97

EUR	Euro
USD	U.S. Dollar
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
September 30, 2026
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
As of September 30, 2026, the Company had total Capital Commitments of $187.2 million, none of which was unfunded. Capital Commitments may be drawn down by the Company on a pro rata basis, as needed (including follow-on investments), for paying the Company’s expenses, including fees under the Advisory Agreement and Administration Agreement (as defined below), and/or maintaining a reserve account for the payment of future expenses or liabilities.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The consolidated balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2026 and December 31, 2025, the Company had deferred financing costs of $0.6 million and $0.7 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the life of the borrowings.
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
Organizational Costs
Organizational costs to establish the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Advisor may elect to pay certain organizational costs of the Company on the Company’s behalf and for which the Company reimburses the Advisor. If the Company is dissolved prior to the full reimbursement of the organizational costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) with the Advisor pursuant to which the Advisor may elect to pay certain expenses on the Company’s behalf and the Company may be required to repay the Advisor from its excess operating funds until such time as all expenses made by the Advisor on behalf of the Company within three years have been reimbursed. These expenses consist primarily of legal fees and other costs of organizing the Company. As of September 30, 2026 and December 31, 2025, there were no expenses recoverable by the Advisor for organizational expenses paid on the Company’s behalf. As of September 30, 2026 and December 31, 2025, there was $1.1 million owed to the Advisor for organizational expenses paid on the Company’s behalf, which are recorded as “Organizational costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Advisor may elect to pay certain offering costs of the Company on the Company’s behalf and for which the Company may reimburse the Advisor pursuant to the Expense Reimbursement Agreement between the Company and Advisor. If the Company is dissolved prior to the full reimbursement of the offering costs, the Advisor shall not seek reimbursement of any remaining amounts upon dissolution. As of September 30, 2026 and December 31, 2025, there were no expenses recoverable by the Advisor for offering costs paid on the Company’s behalf. As of September 30, 2026 and December 31, 2025, there was $20 owed to the Advisor for offering costs paid on the Company’s behalf, which are recorded as “Offering costs payable to Advisor” on the Consolidated Statements of Assets and Liabilities.

Other Expenses
All costs associated with consummated investments are included in the cost of such investments. Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of Other expenses on the Consolidated Statements of Operations. In addition, valuation, insurance, filing, research, consulting, subscriptions, directors’ out-of-pocket expenses and other costs are included as components of Other expenses on the Consolidated Statements of Operations and Other payables on the Statements of Assets and Liabilities.
Legal Expense
Legal expenses are primarily for legal guidance related to investments, financing, co-investment matters and Board Member advice. The Advisor may elect to pay certain legal expenses of the Company on the Company’s behalf and for which the Company reimburses the Advisor. These expenses are included as Legal expenses on the Consolidated Statements of Operations and are included in the Accrued legal fee on the Consolidated Statements of Assets and Liabilities.
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
Cash, restricted cash and foreign currency consisted of the following as of September 30, 2026 and December 31, 2025. Foreign currency cost is disclosed on the Consolidated Statements of Assets and Liabilities.

	September 30, 2026	December 31, 2025
Cash	$455	$795
Restricted Cash	11,453	15,337
Foreign Currency	479	325

Total cash, restricted cash and foreign currency in the Consolidated Statement of Cash Flows	$12,387	$16,457

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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2026. The tax years that remain open to examination are the prior three years and prior four years for Federal and state tax returns, respectively, assuming tax filings have been made for such years.
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
For the three months ended September 30, 2026 and 2025, the Company incurred a management fee of $0.5 million and $0.6 million, respectively, of which 100%, in each case, was waived by the Advisor. For the nine months ended September 30, 2026 and 2025, the Company incurred a management fee of $1.6 million and $1.9 million, respectively, of which 100%, in each case, was waived by the Advisor.

Administration Agreement
The Company entered into an Administration Agreement with PIMCO in its capacity as Administrator. Under the Administration Agreement, the Administrator provides or causes to be furnished certain supervisory and administrative and other services reasonably necessary for the operation of the Company. Pursuant to the Administration Agreement, the Company pays the Administrator an annual fee calculated and payable quarterly in arrears on the last business day of the applicable calendar quarter in an amount equal to
 0.15% of the Company’s total net assets.
For the three months ended September 30, 2026 and 2025, the Company incurred an administration fee of $64 and $77, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred an administration fee of $190 and $228, respectively.
Expense Reimbursement Agreement
The Company has entered into an Expense Reimbursement Agreement with the Advisor. The Advisor may elect to make certain Expense Payments on the Company’s behalf, provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Advisor has agreed to make Expense Payments on the Company’s behalf through September 30, 2026. During the three and nine months ended September 30, 2026 and the year ended December 31, 2025, the Advisor paid directors fees on behalf of the Company. As of September 30, 2026 and December 31, 2025, $0.5 million and $0.4 million, respectively, was reimbursable to the Advisor for directors fees, which are recorded as “Directors fee reimbursement to Advisor” on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended September 30, 2026 and 2025, the Company did not waive any organizational costs. For the nine months ended September 30, 2026 and 2025, the Company did no
t waive any organizational costs.
For the three months ended September 30, 2026 and 2025, the Advisor did no
t recoup any expenses from the Company for prior expenses paid, which would be recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations. For the nine months ended September 30, 2026 and 2025, the Advisor did no
t recoup any expenses from the Company for prior expenses paid, which would be recorded as “Recoupment of prior expenses paid by the Advisor” on the Consolidated Statement of Operations.
Due to/from Affiliate
There were no receivables or payables to affiliates as of September 30, 2026 and December 31, 2025.

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
co-investments
imposes extensive conditions on any
co-investments
made in reliance on such relief.
See
Note 1. Organization
for other related party transactions.
4. Borrowings
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2026 and December 31, 2025, the Company’s average asset coverage ratio was 667.4% and 600.7%, respectively.
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
The Company’s outstanding debt as of September 30, 2026 was as follows:

	September 30, 2026
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$40,000	$(29,759)	$10,241

Total	$40,000	$(29,759)	$10,241

(1)	The carrying value is presented gross of unamortized deferred financing costs of $0.6 million.
The Company’s outstanding debt as of December 31, 2025 was as follows:

	December 31, 2025
	Aggregated Principal Committed	Carrying Value (1)	Amount Available
Credit Facility	$40,000	$(34,620)	$5,380

Total	$40,000	$(34,620)	$5,380

(1)	The carrying value is presented gross of unamortized deferred financing costs of $0.7 million.

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
The following table represents interest, utilization and other fees for the Credit Facility for the three months ended September 30, 2026:

	Interest Rate	Interest Expense	Utilization Fee (1)	Other Fees (2)
Credit Facility	SOFR +2.85%	$527	$—	$30

(1)
The Subsidiary incurs a Utilization Fee (as such term is defined in the Credit Facility) for the difference between (a) the amount of interest that would have accrued under this Credit Facility on the principal amount of the advances if the advances outstanding was equal to the Minimum Usage Amount and (b) the amount of interest that actually accrued under this Credit Facility on the principal amounts of the advances. For the three months ended September 30, 2026, the Subsidiary did not incur utilization fees.

(2)	Includes amortization expense for deferred financing costs of $27 and debt administration fees of $3.
The following table represents interest, utilization and other fees for the Credit Facility for the three months ended September 30, 2025:

	Interest Rate	Unused Commitment Fee (1)	Interest Expense	Utilization Fee (2)	Other Fees (3)
Credit Facility	SOFR +2.85%	0.40%	$896	$226	$94

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

(2)
The Subsidiary incurs a Utilization Fee (as such term is defined in the Credit Facility) for the difference between (a) the amount of interest that would have accrued under this Credit Facility on the principal amount of the advances if the advances outstanding was equal to the Minimum Usage Amount and (b) the amount of interest that actually accrued under this Credit Facility on the principal amounts of the advances.

(3)	Includes unused commitment fees of $27, amortization expense for deferred financing costs of $60 and debt administration fees of $7.
The following table represents interest, utilization and other fees for the Credit Facility for the nine months ended September 30, 2026:

	Interest Rate	Unused Commitment Fee (1)	Interest Expense	Utilization Fee (2)	Other Fees (3)
Credit Facility	SOFR +2.85%	0.40%	$1,631	$—	$102

(1)	The unused commitment fee expired on June 19, 2026.
(2)
The Subsidiary incurs a Utilization Fee (as such term is defined in the Credit Facility) for the difference between (a) the amount of interest that would have accrued under this Credit Facility on the principal amount of the advances if the advances outstanding was equal to the Minimum Usage Amount and (b) the amount of interest that actually accrued under this Credit Facility on the principal amounts of the advances. Starting June 2026, the Subsidiary no longer incurs a Utilization Fee.

(3)	Includes unused commitment fees of $12, amortization expense for deferred financing costs of $81 and debt administration fees of $9.

The following table represents interest, utilization and other fees for the Credit Facility for the nine months ended September 30, 2025:

	Interest Rate	Unused Commitment Fee (1)	Interest Expense	Utilization Fee (2)	Other Fees (3)
Credit Facility	SOFR +2.85%	0.40%	$2,490	$635	$338

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

(2)
The Subsidiary incurs a Utilization Fee (as such term is defined in the Credit Facility) for the difference between (a) the amount of interest that would have accrued under this Credit Facility on the principal amount of the advances if the advances outstanding was equal to the Minimum Usage Amount and (b) the amount of interest that actually accrued under this Credit Facility on the principal amounts of the advances.

(3)	Includes unused commitment fees of $116, amortization expense for deferred financing costs of $194 and debt administration fees of $28.
The Credit Facility contains certain covenants including: (i) the Subsidiary acquiring a Debt Rating of
BBB-,
BBB (low) or Baa3 or higher and (ii) maintaining a loan to value less than minimums dictated by the number of assets in the portfolio. As of September 30, 2026 and December 31, 2025, the Subsidiary was in compliance with these covenants.
Certain investments, as disclosed on the Consolidated Schedule of Investments and their related cash flow, are pledged as collateral for the Credit Facility.
The weighted average interest expense as a percentage of the aggregate borrowings outstanding for the three months ended September 30, 2026 and the year ended December 31, 2025 was 7.0% and 9.6%, respectively, with 6.7% and 7.2% attributable to stated interest expense, respectively. There was no realized loss on debt extinguishment as a percentage of the aggregate borrowings outstanding for the three months ended September 30, 2026. The realized loss on debt extinguishment as a percentage of the aggregate borrowings outstanding for the year ended December 31, 2025 was 2.6%. The weighted average debt of aggregate borrowings outstanding for the three months ended September 30, 2026 and the year ended December 31, 2025 was $31.4 million and $42.2 million, respectively.
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
Investments at fair value and cost consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
First Lien Senior Secured	$133,912	$131,685	$128,991	$127,576
Second Lien Senior Secured	7,504	7,117	6,770	6,620
Senior Unsecured	11,809	13,604	16,662	16,724
Common Stock	7,605	2,018	680	1,231
Preferred Stock	8,881	9,661	2,000	2,000
Warrants	—	—	2,491	387
Short-Term Investments	25,130	25,123	28,516	28,518

Total investments	$194,841	$189,208	$186,110	$183,056

The industry composition of investments as a percentage of total investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Chemicals	6.8%	6.7%
Consumer Products	2.2%	2.5%
Consumer Services	3.6%	1.2%
Diversified Manufacturing	—%	1.3%
Energy	5.1%	1.1%
Entertainment	1.4%	1.5%
Financial Other	5.0%	5.2%
Food and Beverage	—%	0.1%
Gaming	2.9%	2.7%
Healthcare	4.7%	4.4%
Industrial Other	10.9%	6.6%
Insurance Life	2.3%	5.0%
IT Services	5.8%	6.1%
Packaging	0.7%	1.0%
Pharmaceuticals	—%	1.2%
Professional Services	2.0%	-%
Retailers	0.8%	1.2%
Technology	32.5%	36.6%
Treasury Bills	11.6%	5.2%
U.S. Government Agencies	1.7%	10.4%

Total	100.0%	100.0%

As of September 30, 2026, 97.6% of investments held were based in the United States, 1.0% of investments held were based in Germany and 1.4% of investments held were based in Spain.
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
The following tables summarize the fair value of the Company’s investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$29,998	$101,687	$131,685
Second Lien Senior Secured	—	497	6,620	7,117
Senior Unsecured	—	—	13,604	13,604
Common Stock	—	—	2,018	2,018
Preferred Stock	—	2,322	7,339	9,661
Warrants	—	—	—	—
Short-Term Investments	—	25,123	—	25,123

Total assets	$—	$57,940	$131,268	$189,208

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$97	$—	$97

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$41,094	$86,482	$127,576
Second Lien Senior Secured	—	628	5,992	6,620
Senior Unsecured	—	—	16,724	16,724
Common Stock	—	—	1,231	1,231
Preferred Stock	—	—	2,000	2,000
Warrants	—	—	387	387
Short-Term Investments	—	28,518	—	28,518

Total assets	$—	$70,240	$112,816	$183,056

Unrealized appreciation (depreciation) on foreign currency exchange contracts	$—	$(42)	$—	$(42)

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
The below tables present a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2026 and 2025:

	Beginning Balance at 12/31/2025	Net Purchases and Drawdowns (1)	In-Kind Contributions	Net Sales and Paydowns (2)	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 9/30/2026
Term Loans First Lien Secured	$86,482	$27,033	$—	$(11,951)	$124	$(125)	$304	$—	$(180)	$101,687
Term Loans Second Lien Secured	5,992	660	—	—	85	—	(117)	—	—	6,620
Term Loans Senior Unsecured	16,724	1,895	—	(6,924)	176	—	1,733	—	—	13,604
Common Stocks	1,231	—	—	6,924	—	—	(6,137)	—	—	2,018
Preferred Stocks	2,000	4,870	—	—	—	—	469	—	—	7,339
Unlisted Warrants	387	—	—	—	—	(2,491)	2,104	—	—	—

Totals	$112,816	$34,458	$—	$(11,951)	$385	$(2,616)	$(1,644)	$—	$(180)	$131,268

(1)	Purchases and Drawdowns may include securities received in corporate actions and restructurings.
(2)	Sales and Paydowns may include securities delivered in corporate actions and restructuring of investments.

	Beginning Balance at 12/31/2024	Net Purchases and Drawdowns	In-Kind Contributions	Net Sales and Paydowns	Restructure	Accrued Discounts/ (Premiums)	Realized Gain/ (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Transfers into Level 3	Transfers out of Level 3	Ending Balance at 9/30/2025
Term Loans First Lien Secured	$46,917	$25,354	$—	$(863)	$(319)	$173	$(1,008)	$(459)	$—	$(56)	$69,739
Term Loans Second Lien Secured	5,395	300	—	—	319	55	—	(173)	—	—	5,896
Term Loans Senior Unsecured	48,562	4,291	—	(38,392)	—	306	56	1,399	—	—	16,222
Common Stocks	891	—	—	—	—	—	—	385	—	—	1,276
Unlisted Warrants	1,480	—	—	—	—	—	—	(11)	—	—	1,469

Totals	$103,245	$29,945	$—	$(39,255)	$—	$534	$(952)	$1,141	$—	$(56)	$94,602

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of September 30, 2026	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
First Lien Senior Secured	$81,457	Discounted Cash Flow	Discount Rate	7.36% – 22.50%	11.28%
	8,341	Comparable Multiple	EBITDA Multiple	7.94x	7.94x
	7,419	Recent Transaction	Purchase Price	n/a	n/a
	4,470	Third Party Vendor	Broker Quote	97.00%	97.00%
Second Lien Senior Secured	6,385	Discounted Cash Flow	Discount Rate	18.00%	18.00%
	235	Third Party Vendor	Broker Quote	39.00%	39.00%
Senior Unsecured	13,604	Comparable Multiple	EBITDA Multiple	7.94x	7.94x
Common Stock	2,018	Comparable Multiple	EBITDA Multiple	5.50x-7.94x	6.86x
Preferred Stock	7,339	Discounted Cash Flow	Discount Rate	18.65%	18.65%

Total Assets	$131,268

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)
Term Loans	$79,644	Discounted Cash Flow	Discount Rate	6.00% – 22.75%	10.70%
	7,680	Third Party Vendor	Broker Quote	39.00% - 100.50%	98.44%
	5,150	Recent Transaction	Purchase Price	n/a	n/a
Senior Unsecured	16,724	Discounted Cash Flow	Discount Rate	22.55%	22.55%
Common Stock	1,073	Comparable Multiple	EBITDA Multiple	n/a	5.72x
	158	Discounted Cash Flow/Comparable Multiple	Discount Rate/Revenue Multiple	n/a	20.75%/0.50x
Preferred Stock	2,000	Recent Transaction	Purchase Price	n/a	n/a
Warrants	387	Comparable Multiple	EBITDA Multiple	n/a	8.00x

Total Assets	$112,816

(1)	Weighted average is calculated by weighting the significant unobservable input by the relative fair value of each investment in the category.
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
For the nine months ended September 30, 2026 and the year ended December 31, 2025, the Company’s average USD notional exposure to foreign currency forward contracts was $16 and $3, respectively.
The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities were as follows:

Reporting Date	Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged(1)	Net Amounts (2)
September 30, 2026	Societe Generale	$123	$(26)	$97	$—	$97

(1)	Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

Reporting Date	Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged(1)	Net Amounts (2)
December 31, 2025	Societe Generale	$—	$(42)	$(42)	$—	$(42)

(1)	Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized gain (loss) on foreign currency forward contracts	$5	$(102)	$9	$(271)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	33	96	140	(54)

Total net realized and unrealized gains (losses) on foreign currency forward contracts	38	(6)	149	(325)

8. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of September 30, 2026 and December 31, 2025, the Advisor believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The fair value of the amounts associated with unfunded commitments to provide funds to portfolio companies is not recorded in the Company’s Consolidated Statements of Assets and Liabilities unless determined to be material. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.

As of September 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment Type	September 30, 2026
Apex Service Partners, LLC	Revolving Loan	$253
Argano, LLC	Delayed Draw Term Loan	2,413
Arrow Borrower 2025, Inc.	Revolving Loan	582
Cerity Partners, LLC	Delayed Draw Term Loan	2,956
Cerity Partners, LLC	Revolving Loan	222
Crowe Advisory, LLC	Delayed Draw Term Loan	400
Crowe Advisory, LLC	Revolving Loan	200
DataBricks, Inc.	Delayed Draw Term Loan	3,621
Denali Intermediate Holdings, Inc.	Revolving Loan	110
DRS Holdings III, Inc.	Revolving Loan	268
Eide Bailly Advisory, LLC	Delayed Draw Term Loan	599
Eide Bailly Advisory, LLC	Revolving Loan	399
Guardian Capital	Delayed Draw Term Loan	600
Integrity Marketing Acquisition, LLC	Revolving Loan	362
Machine Sciences Corporation	Delayed Draw Term Loan	1,124
Minotaur Acquisition, Inc.	Revolving Loan	384
MRI Software, LLC	Revolving Loan	220
RKD Group LLC	Delayed Draw Term Loan	214
RKD Group LLC	Revolving Loan	98
Seahawk Buyer, LLC	Delayed Draw Term Loan	831
Seahawk Buyer, LLC	Revolving Loan	162
Whitsons Holding Group, LLC	Delayed Draw Term Loan	462
Whitsons Holding Group, LLC	Revolving Loan	308
Mustang Express Holdco, LLC	Preferred Stock	3,373

Total		$20,161

Portfolio Company	Investment Type	December 31, 2025
Acuity Eyecare Holdings, LLC	Delayed Draw Term Loan	$693
Apex Service Partners, LLC	Delayed Draw Term Loan	202
Apex Service Partners, LLC	Revolving Loan	187
Argano, LLC	Delayed Draw Term Loan	5,000
Arrow Borrower 2025, Inc.	Revolving Loan	582
Cerity Partners, LLC	Delayed Draw Term Loan	4,587
Cerity Partners, LLC	Revolving Loan	347
DataBricks, Inc.	Delayed Draw Term Loans	3,942
Denali Intermediate Holdings, Inc.	Revolving Loan	157
DRS Holdings III, Inc.	Revolving Loan	268
Dwyer Instruments, LLC	Revolving Loan	389
Guardian Capital	Delayed Draw Term Loan	600
Integrity Marketing Acquisition, LLC	Revolving Loan	741
Minotaur Acquisition, Inc.	Revolving Loan	384

Portfolio Company	Investment Type	December 31, 2025
MRI Software, LLC	Revolving Loan	235
RKD Group LLC	Delayed Draw Term Loan	311
RKD Group LLC	Revolving Loan	178
U.S. Renal	Delayed Draw Term Loan	75
Mustang Express Holdco, LLC	Preferred Stock	8,100

Total		$26,978

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
9. Net Assets
Equity Issuance
For the three and nine months ended September 30, 2026, the Company’s authorized stock consisted of 250,000,000 Shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.
The Company did not hold a closing of the continuous Private Offering for the three and nine months ended September 30, 2026.
Distributions and Distribution Reinvestment
The following table summarizes distributions declared during the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Dividend Per Share
February 12, 2026	February 12, 2026	February 17, 2026	$0.17
May 13, 2026	May 12, 2026	May 15, 2026	$0.17
August 7, 2026	August 7, 2026	August 12, 2026	$0.17

The following table summarizes distributions declared during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 8, 2025	May 20, 2025	May 22, 2025	$0.12
August 7, 2025	August 20, 2025	August 22, 2025	$0.11
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
For the three and nine months ended September 30, 2026, no Share repurchase was offered or requested and
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
10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net increase (decrease) in net assets resulting from operations	$3,183	$(2,692)	$5,694	$4,424
Weighted average shares of common stock outstanding-basic and diluted	20,196,766	23,080,085	20,196,766	23,080,085
Net increase (decrease) in net assets resulting from operations (basic and diluted)	$0.16	$(0.12)	$0.28	$0.19

11. Financial Highlights

	Nine Months Ended
	September 30, 2026	September 30, 2025
Per share data (1):
Net asset value, beginning of period	$8.58	$8.71
Net investment income (loss)	0.55	0.57
Net realized and unrealized gain (loss) on investment transactions (2)	(0.27)	(0.33)
Net realized gain (loss) on debt extinguishment	—	(0.05)

Net increase (decrease) in net assets from operations	0.28	0.19
Distributions declared	(0.50)	(0.23)

Total increase (decrease) in net assets	(0.22)	(0.04)

Net asset value, end of period	$8.36	$8.67

Shares Outstanding, end of period	20,196,766	23,080,085
Total Return (3)	3.45%	2.19%
Ratios / supplemental data
Ratio of expenses to average net assets, gross of waivers (4)(6)	3.61%	4.24%
Ratio of expenses to average net assets, net of waivers (4)	2.36%	2.99%
Ratio of net investment income (loss) to average net assets (4)(6)	8.67%	8.66%
Net Assets, end of period	$168,855	$200,117
Weighted average shares outstanding	20,196,766	23,080,085
Total capital commitments, end of period	$187,193	$216,026
Weighted average debt outstanding	32,835,668	45,965,130
Asset coverage ratio	667.41%	782.53%
Portfolio turnover rate (5)	48.52%	20.19%

(1)	Per share amounts are calculated based on the weighted average shares outstanding during the period.
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

Revenues

The Company generates revenue primarily in the form of interest income on debt investments it holds. In addition, the Company generates income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. The Company’s debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is paid quarterly. In some instances, the Company receives payments on its debt investments based on scheduled amortization of the outstanding balances. In addition, the Company may receive repayments of some of its debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. The Company’s portfolio activity also reflects the proceeds of sales of securities. The Company may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.

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

•	fees and expenses of any underlying funds or other pooled vehicles in which the Company invests;

•	expenses of any third-party valuation agent engaged to assist in valuing the Company’s assets;

•	dividend and interest expenses on short positions taken by the Company;

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

Portfolio, Investment Activity and Results of Operations

As of September 30, 2026, the Company had investments, excluding cash equivalents, in 43 portfolio companies across 15 industries. Based on fair value as of September 30, 2026, 77.9% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. As of September 30, 2026, approximately 77.9% of the Company’s debt portfolio at fair value had an interest rate floor denoted in SOFR or EURIBOR. The weighted average interest rate floor across the Company’s floating-rate portfolio was approximately 0.2% as of September 30, 2026. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of September 30, 2026, the Company’s estimated weighted average total yield of investments in debt securities was 9.5%. Weighted average yields are based on interest rates as of September 30, 2026.

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

Category 1 – In the opinion of the Advisor, investments in Category 1 involve the least amount of risk relative to the Company’s initial cost basis at the time of origination or acquisition. Category 1 investment performance is above the Company’s initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Category 2 – In the opinion of the Advisor, investments in Category 2 involve a level of risk relative to the Company’s initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with the Company’s initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All newly originated or acquired investments are initially included in Category 2.

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

The distribution of the Company’s portfolio, including cash equivalents, on the Advisor’s Internal Risk Rating System is as follows:

	September 30, 2026
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	174,248	92.1	43
Risk rating 3	14,960	7.9	2
Risk rating 4	—	—	—

	$189,208	100.0%	45

	December 31, 2025
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	182,837	99.9	39
Risk rating 3	219	0.1	1
Risk rating 4	—	—	—

	$183,056	100.0%	40

Consolidated Results of Operations

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$4,904	$5,822	$14,009	$17,713
Less: Net expenses	952	1,607	2,911	4,546

Net investment income (loss) before taxes	3,952	4,215	11,098	13,167

Income tax expense	23	—	81	—

Net investment income (loss) after taxes	3,929	4,215	11,017	13,167

Net realized gain (loss)	(15)	(9,917)	(2,871)	(10,897)
Net change in unrealized appreciation (depreciation)	(731)	3,010	(2,452)	2,154

Net increase (decrease) in Net Assets resulting from operations	$3,183	$(2,692)	$5,694	$4,424

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Interest income	$3,775	$4,933	$11,222	$13,057
Payment in-kind interest	1,107	854	2,745	4,590
Other income	22	35	42	66

Total Investment Income	$4,904	$5,822	$14,009	$17,713

For the three and nine months ended September 30, 2026 and 2025, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was approximately $189.2 million as of September 30, 2026 and $183.1 million as of December 31, 2025. As of such dates, all of the Company’s debt investments were income-producing. For the three months ended September 30, 2026 and 2025, PIK income represented 22.6% and 14.7% of total investment income, respectively. For the nine months ended September 30, 2026 and 2025, PIK income represented 19.6% and 25.9% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expenses:
Management fee	$532	$641	$1,589	$1,900
Directors fees	24	136	296	315
Administration fee	64	77	190	228
Interest expense	557	1,216	1,733	3,463
Franchise tax expense	50	50	150	150
Legal expenses	56	79	129	263
Other expenses	201	49	413	127

Total expenses	$1,484	$2,248	$4,500	$6,446

Waivers	(532)	(641)	(1,589)	(1,900)

Net expenses	$952	$1,607	$2,911	$4,546

Other expenses include valuation, insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in the Company’s initial formation and the Company’s offering of Shares.

Waivers include organizational costs and management fee waivers.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized gain (loss) Non-affiliated investments	$(20)	$(8,761)	$(2,880)	$(9,579)
Debt extinguishment	—	(1,100)	—	(1,100)
Over the counter financial derivative instruments	5	(102)	9	(271)
Foreign currency	—	46	—	53

Total net realized gain (loss)	$(15)	$(9,917)	$(2,871)	$(10,897)
Net change in unrealized appreciation (depreciation) from: Affiliated investments	$(1,280)	$—	$(4,009)	$—
Non-affiliated investments	520	2,929	1,430	2,199
Over the counter financial derivative instruments	33	96	140	(54)
Foreign currency	(4)	(15)	(13)	9

Total change in unrealized appreciation (depreciation)	$(731)	$3,010	$(2,452)	$2,154

Total realized and unrealized gain (loss)	$(746)	$(6,907)	$(5,323)	$(8,743)

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

For the three and nine months ended September 30, 2026 and 2025, we did not incur any excise tax.

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

The Company is subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, the Company is only permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% after (and including) such borrowing. As of September 30, 2026 and December 31, 2025, our average asset coverage ratio was 667.4% and 600.7%, respectively.

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

As of September 30, 2026 and December 31, 2025, the Company had $29.8 million and $34.6 million, respectively, of outstanding borrowings. See Note 4. Borrowings under Item 1. Unaudited Consolidated Financial Statements in this Report for more information.

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

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities. As of September 30, 2026, the Company believed it had adequate resources to satisfy its unfunded commitments. The unfunded commitments to provide funds to portfolio companies were as follows:

Unfunded Commitments	As of September 30, 2026
First Lien Senior Secured	$16,788
Preferred Stock	3,373

Total Unfunded Commitments	$20,161

Unfunded Commitments	As of December 31, 2025
First Lien Senior Secured	$18,878
Preferred Stock	8,100

Total Unfunded Commitments	$26,978

Unregistered Sales of Equity Securities

For the three and nine months ended September 30, 2026 and 2025, the Company did not hold closings of our continuous Private Offering of Shares.

Distributions and Distribution Reinvestment

The following table summarizes distributions declared during the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Dividend Per Share
February 12, 2026	February 12, 2026	February 17, 2026	$0.17
May 13, 2026	May 12, 2026	May 15, 2026	$0.17
August 7, 2026	August 7, 2026	August 12, 2026	$0.17

The following table summarizes distributions declared during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
May 8, 2025	May 20, 2025	May 22, 2025	$0.12
August 7, 2025	August 20, 2025	August 22, 2025	$0.11

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

Assuming that the Consolidated Statements of Assets and Liabilities as of September 30, 2026, were to remain constant and that the Company took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(319)	$—	$(319)
Up 100 basis points	$1,278	$—	$1,278
Up 200 basis points	$2,555	$—	$2,555
Up 300 basis points	$3,833	$—	$3,833

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended September 30, 2026 to the risk factors set forth in the Company’s most recent
Form 10-K.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
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

PIMCO CAPITAL SOLUTIONS BDC CORP.

Date: November 12, 2026	By:	/s/ John W. Lane*
John W. Lane
President
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Crystal Porter*
Crystal Porter
Treasurer
(Principal Financial and Accounting Officer)

Date: November 12, 2026	*By:	/s/ William J. Bielefeld
William J. Bielefeld
As attorney-in-fact

*	Pursuant to power of attorney filed as an exhibit to the registrant’s Form 10-K filed on March 24, 2023 and incorporated herein by reference.